Form 10QSB
period 1997-06-30
AEROCENTURY FUND IV INC
filed 1997-08-14
CIK 1034237

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-QSB




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to




COMMISSION FILE NUMBER:  333-22239


AEROCENTURY IV, INC.
(Exact name of small business issuer as specified in its charter)


                               CALIFORNIA
                     (State or other jurisdiction
                   of incorporation or organization)
                              94-3260392
                  (I.R.S. Employer Identification No.)
                     1440 CHAPIN AVENUE, SUITE 310
                        BURLINGAME, CALIFORNIA
              (Address of principal executive office)
                                  94010
                              (Zip Code)
    Issuer's telephone number, including area code:    (415) 696-3900




Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements
for the past 90 days.    Yes    X        No


On August 14, 1997, 140,800 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X




PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                             AEROCENTURY IV, INC.
               (A Development Stage California Corporation)
                             Balance Sheet
                             June 30, 1997
                              (Unaudited)

                              ASSETS

<BTB>
Cash                               $    467,440

Debt issue costs                         50,900
                                     ----------
                                   $    518,340
                                    ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Payable to affiliates      $     2,545
        Interest payable                 1,555
                                     ---------
Total current liabilities                4,100

Medium-term secured
   promissory notes                    509,000
                                    ----------
Total liabilities                      513,100
                                     ---------
Common stock, no par value,
    1,000,000 shares authorized,
    10,000 issued and outstanding       10,000
Accumulated deficit                     (4,760)
                                   -----------
Total shareholders' equity               5,240
                                   -----------
                                  $    518,340
                                    ==========









See accompanying notes.



                           AEROCENTURY IV, INC.
               (A Development Stage California Corporation)
                          Statement of Operations
             For the Period From Inception (February 7, 1997)
                            to June 30, 1997
                              (Unaudited)


<BTB>
Revenues:

                                      $       -
                                      ---------
Expenses:

        Management fees                   2,545
        Interest expense                  1,555
        General and administrative          660
                                      ---------
                                          4,760
                                      ---------
Net loss                            $    (4,760)
                                         ======
Weighted average common shares           10,000
                                         ======

Loss per common share                $    (0.48)
                                         ======






















See accompanying notes.




                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                           Statement of Cash Flows
                For the Period From Inception (February 7, 1997)
                                to June 30, 1997
                                 (Unaudited)

<BTB>
Net cash used in operating activities         $     (660)

Financing activities:
    Proceeds from issuance of medium-term
        secured promissory notes                 509,000
    Debt issue costs                             (50,900)
    Proceeds from issuance of common stock        10,000
                                               ---------

        Net cash provided by
          financing activities                   468,100
                                               ---------

Net increase in cash                             467,440

Cash, beginning of period                              -
                                               ---------

Cash, end of period                         $    467,440
                                            ============

















See accompanying notes.



                            AEROCENTURY IV, INC.
                (A Development Stage California Corporation)
                        Notes to Financial Statements
                               June 30, 1997
                                (Unaudited)

1.    Basis of Presentation

    AeroCentury IV, Inc. (the "Company") was incorporated in the state of California on February 7, 1997 ("Inception"). All of the Company's outstanding stock is owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is an integrated aircraft management, marketing and financing business, and also manages, on behalf of their general partners and shareholders, the aircraft assets of JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P and JetFleet III. The accompanying balance sheet at June 30, 1997 and statement of operations and cash flows for the period from Inception through June 30, 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such period is not necessarily indicative of results of operations for a full year.

2.    Organization and Capitalization

    The Company was formed solely for the purpose of acquiring
Income Producing Assets. The Company anticipates that these will be Equipment, consisting mainly of aircraft, aircraft engines, aircraft parts subject to operating or full payout leases with third parties.

    From May 21, 1997 through June 30, 1997, the Company raised $509,000 in $1,000 10% Secured Promissory Notes ("the Notes") maturing on April 30, 2005 (the "Offering"), pursuant to a prospectus dated May 21, 1997 (the "Prospectus"). The Notes bear an annual interest rate of 10.00% from issuance through April 30, 2005. The Company may prepay all or a portion of the outstanding principal of the Notes at any time beginning May 1, 2000. All of the Company's outstanding common stock is owned by JMC.

    JMC has incurred certain costs in connection with the organization of the Company and the Offering. The Company will pay an Organization and Offering Expense Reimbursement (the "Reimbursement") to JMC in an amount up to 2.0% of Aggregate Offering Proceeds. To the extent that JMC incurs expenses in excess of the 2.0% cash limit, such excess expenses will be repaid to JMC in the form of Common Stock issued by the Company at a of $1.00 per share. In no event will the Reimbursement exceed $200,000. The amount of Excess Stock that the Company can issue is limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company. The Company capitalizes the Reimbursement paid by the Company and amortizes such costs the life of the Notes (approximately 8 years).

3.    Medium-term secured promissory notes

    As mentioned above, the Company has raised funds through the Offering which is ongoing. Each $1,000 Note subscribed in the offering matures on April 30, 2005. During the period from Inception through June 30, 1997, the Company accepted subscriptions for $509,000 of Gross Offering Proceeds and, pursuant to the Prospectus, issued Notes totaling such amount.





AEROCENTURY IV, INC.
(A Development Stage California Corporation)
Notes to Financial Statements
June 30, 1997
(Unaudited)


4.    Related Party Transactions

    The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the period from Inception through June 30, 1997, the Company accrued a total of $2,545 in management fees due JMC.

    Capital Management Associates ("CMA"), an affiliate of JMC, provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the Company.

    JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction and provided that the total of the Aggregate Purchase Price plus the brokerage fee does not exceed the fair market value of the asset based on appraisal. No brokerage fees were due JMC during the period from Inception through June 30, 1997.

    As discussed in Note 2, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company the Offering. During the period from Inception through June 30, 1997, the Company paid $10,180 to JMC.

    Crispin Koehler Securities, a member of the National Association of Securities Dealers, Inc. and a related party of JMC, serves as underwriter of the Offering and, as such, receives retail commissions and underwriter, due diligence and marketing fees, portions of which are paid to third parties. The Company paid Crispin Koehler Securities a total of $40,720 in commissions and underwriter, due diligence and marketing fees during the period from Inception through June 30, 1997.

5.    Subsequent Events

    During July 1997, JetFleet III purchased a 50% undivided interest in a Shorts 360 aircraft, serial number SH3676 ("S/N SH3676"). The remaining undivided interest in SH3676 is owned by JetFleet III, an affiliate of the Company. S/N SH3676 is subject to a 48-month lease with a regional carrier in the United Kingdom.

    On August 6, 1997 JMC purchased an additional 130,800 shares of common stock in the Company at a price of $1.00 per share in order to make its investment in common stock equal to it's initial investment plus 4% of the proceeds raised by the Company.





ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

    At the end of the second quarter of 1997, the Company had cash balances of $467,440. This amount was held for the interest payments to the Noteholders, for the purchase of aircraft in July
1997 and for normal recurring expenses.


    Since Inception, the Company's source of capital has come in the form of an initial contribution from JMC and proceeds from the Offering. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Noteholders and to the extent expenses exceed cash flows from Leases.

    AeroCentury IV currently has available adequate reserves to meet its immediate cash requirements.

    Cash flow from operations of ($660) for the period from Inception through June 30, 1997 included recording payables of $2,545 and $1,555 for management fees and interest expense, respectively. At June 30, 1997, the Company had not purchased any aircraft and, therefore, had not had any significant operations.

Results of Operations

    The Company recorded a net loss of ($4,760) or ($0.48) per common share for the period from Inception through June 30, 1997. Because the Company had not yet had significant operations at June 30, 1997, it had no revenue to offset the management fees due JMC or its miscellaneous expenses.

    Pursuant to the Prospectus, management fees equal to 0.5% of the Gross Offering Proceeds accepted by the Company through June
30, 1997 were accrued as payable to JMC.

    The Company uses substantially all its operating cash flow to make interest payments to its Noteholders. Any excess funds, after interest payment, will be aggregated and invested in additional Income Producing Assets. Since the Company plans to acquire Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remain on lease.



SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1997.

    AEROCENTURY IV, INC.


<BTB>
    By:        /s/ Neal D. Crispin
                ------------------------
                Neal D. Crispin
                Title:  President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August 14, 1997.

    Signature    Title



<BTB>
 /s/ Neal D. Crispin               President and Chairman of the
------------------------               Board of Directors of the Registrant
Neal D. Crispin                       Chief Financial Officer



EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule