Form 10QSB
period 1997-09-30
AEROCENTURY FUND IV INC
filed 1997-11-14
CIK 1034237

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-QSB



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                  or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to



COMMISSION FILE NUMBER:  333-22239


                         AEROCENTURY IV, INC.
(Exact name of small business issuer as specified in its charter)


    CALIFORNIA                             94-3260392
    (State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)        Identification No.)


    1440 CHAPIN AVENUE, SUITE 310           94010
    BURLINGAME, CALIFORNIA                (Zip Code)
    (Address of principal executive office)

Issuer's telephone number, including area code:    (650) 696-3900


Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.    Yes   /X/    No    / /

On November 12, 1997, 140,800 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(check one):    Yes  / /    No  /X/

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                         AEROCENTURY IV, INC.
             (A Development Stage California Corporation)
                            Balance Sheet
                          September 30, 1997
                             (Unaudited)

                             ASSETS

<BTB>
Current assets:

        Cash                          $    2,605,393
        Notes receivable                     945,197
        Rent receivable                       10,740
        Accounts receivable                    1,863
                                           ----------
                                           3,563,193
Aircraft under operating lease, net of
    accumulated depreciation of $7,733       549,067
Debt issue costs, net of accumulated
    amortization of $8,777                   532,643
                                           ----------

                                      $    4,644,903
                                           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Payable to affiliates         $       26,890
        Interest payable                      60,793
                                          -----------
Total current liabilities                     87,683

Medium-term secured promissory notes       4,388,000
                                          -----------
Total liabilities                          4,475,683
                                          -----------
Common stock, no par value,
    1,000,000 shares authorized,
    140,800 issued and outstanding           243,420
Accumulated deficit                          (74,200)

Total shareholders' equity                   169,220

                                           4,644,903
                                          ===========

See accompanying notes.



                          AEROCENTURY IV, INC.
             (A Development Stage California Corporation)
                        Statements of Operations
                               (Unaudited)

                                            For the Period
                                            from Inception
                 For the Quarter Ended     (February 7, 1997)
                   September 30, 1997   to September 30, 1997
                        -------                  -------
<BTB>
Revenues:

    Rent income               $   32,220     $    32,220
    Interest income               21,829          21,829
                                  ------          ------
                                  54,049          54,049
Expenses:

    Depreciation expense           7,733           7,733
    Amortization expense           8,777           8,777
    Management fees               24,345          26,890
    Interest expense              72,618          74,173
    General and administrative    10,017          10,676
                                 -------         -------
                                 123,490         128,249
                                 -------         -------

Net loss                    $    (69,441)     $  (74,200)
                                 ========        ========

Weighted average common shares    89,617           41,437
                                 ========        ========
Loss per common share       $      (0.78)     $    (1.79)
                                 ========        ========







See accompanying notes.



                            AEROCENTURY IV, INC.
                (A Development Stage California Corporation)
                          Statements of Cash Flows
                       For the Period from Inception
               (February 7, 1997) to September 30, 1997
                                (Unaudited)


<BTB>
Net cash provided by operating activities    $    17,390

Investing activities -
    Purchase of interests in aircraft           (556,800)
    Loans secured by aircraft                   (945,197)
                                              -----------
                                              (1,501,997)

Financing activities:
    Proceeds from issuance of medium-term
        secured promissory notes               4,388,000
    Debt issue costs                            (438,800)
    Proceeds from issuance of common stock       140,800
                                              -----------
    Net cash provided by financing activities  4,090,000
                                              -----------
Net increase in cash                           2,605,393

Cash, beginning of period                              -
                                              -----------
Cash, end of period                        $   2,605,393
                                              ===========












See accompanying notes.





                          AEROCENTURY IV, INC.
               (A Development Stage California Corporation)
                     Notes to Financial Statements
                          September 30, 1997
                              (Unaudited)

1.    Basis of Presentation

    AeroCentury IV, Inc. (the "Company") was incorporated in the state of California on February 7, 1997 ("Inception"). All of the Company's outstanding stock is owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is an integrated aircraft management, marketing and financing business, and also manages, on behalf of their general partners and shareholders, the aircraft assets of JetFleet Aircraft, L.P. and JetFleet Aircraft
II, L.P. and JetFleet III. The accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such period is not necessarily indicative of results of operations for a full year.

2.    Organization and Capitalization

    The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company anticipates that these assets will be Equipment, consisting mainly of aircraft, aircraft engines, aircraft parts subject to operating or full payout leases with third parties.

    From May 21, 1997 through September 30, 1997, the Company raised $4,388,000 in $1,000 10% Secured Promissory Notes ("the Notes") maturing on April 30, 2005 (the "Offering"), pursuant to a prospectus dated May 21, 1997 (the "Prospectus"). The Notes bear an annual interest rate of 10.00% from issuance through April 30, 2005. The Company may prepay all or a portion of the outstanding principal of the Notes at any time beginning May 1, 2000.

    JMC has incurred certain costs in connection with the organization of the Company and the Offering. The Company has paid an Organization and Offering Expense Reimbursement (the "Reimbursement") to JMC in an amount up to 2.0% of Aggregate Offering Proceeds. To the extent that JMC incurs expenses in excess of the 2.0% cash limit, such excess expenses will be repaid to JMC in the form of Common Stock issued by the Company at a price of $1.00 per share. In no event will the Reimbursement exceed $200,000. The amount of Excess Stock that the Company can issue is limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company. The Company capitalizes the Reimbursement paid by the Company and amortizes such costs over the life of the Notes (approximately 8 years).

    On September 30, 1997 the Company issued 102,620 shares of common stock to JMC at a price of $1.00 per share as reimbursement for Organization and Offering Expenses incurred by JMC in excess of the 2.0% cash reimbursement.

3.    Aircraft Under Operating Lease

    The Company owns a 50% interest in a Shorts SD-360 aircraft, serial number 3676 ("S/N 3676"), which is subject to a 48-month lease with a regional carrier in the United
Kingdom.

    The Company invested approximately $557,000, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $73,500, in aircraft assets during the period from Inception through September 30, 1997.

                          AEROCENTURY IV, INC.
              (A Development Stage California Corporation)
                     Notes to Financial Statements
                          September 30, 1997
                              (Unaudited)

4.    Medium-term secured promissory notes

    The Offering closed on October 3, 1997. During the period from Inception through September 30, 1997, the Company accepted subscriptions for $4,388,000 of Gross Offering
Proceeds and, pursuant to the Prospectus, issued Notes totaling such amount.

5.    Secured Notes Receivable

    On July 25, 1997 and September 25, 1997, the Company loaned $100,000 and $845,197 to JMC in connection with the purchase of a second Shorts SD-360 aircraft, serial number 3656 ("S/N 3606"). The notes receivable from JMC bear interest in a fixed amount equal to the monthly rent received for the aircraft. The Company has an option to purchase the aircraft from JMC on or before December 31, 1997. (See Subsequent Event, below).

6.    Related Party Transactions

    The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the period from Inception through September 30, 1997, the Company accrued a total of $26,890 in management fees due JMC.

    Capital Management Associates ("CMA"), an affiliate of JMC, provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the Company.

    JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction and provided that the total of the Aggregate Purchase Price plus the brokerage fee does not exceed the fair market value of the asset based on appraisal. During the period from Inception through September 30, 1997, the Company paid JMC a total of $67,667 in brokerage fees to JMC and reimbursed JMC for $5,800 in Chargeable Acquisition Expenses.

    As discussed in Note 2, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. During the period from Inception through September 30, 1997, the Company paid
$87,760 to JMC.

    Crispin Koehler Securities, a member of the National Association of Securities Dealers, Inc. and a related party of JMC, served as underwriter of the Offering and, as such, received retail commissions and underwriter, due diligence and marketing fees, portions of which were paid to third parties. The Company paid Crispin Koehler Securities a total of $351,040 in commissions and underwriter, due diligence and marketing fees during the period from Inception through September 30, 1997.

6.    Subsequent Event

    On October 31, 1997 the Company exercised its option to purchase S/N 3606 from JMC. In connection with the purchase, the Company paid JMC a brokerage fee of $135,333 and reimbursed JMC for $11,600 of Chargeable Acquisition
Expenses. Management is seeking investment opportunities for the remaining proceeds raised in the Offering.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

    At September 30, 1997, the Company had cash balances of $2,605,393. This amount was held for the interest payments to the Noteholders, for the purchase of aircraft and for normal recurring expenses.

    Since Inception, the Company's source of capital has come in the form of contributions from JMC and proceeds from the Offering. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Noteholders and to the extent expenses exceed cash flows from leases.

    AeroCentury IV currently has available adequate reserves to meet its immediate cash requirements. Management is seeking opportunities to invest approximately $700,000 in additional income producing assets.

    Cash flow from operations of $17,390 for the period from Inception through September 30, 1997 included recording payables of $26,890 and $60,793 for management fees and interest expense, respectively. Such accruals were partially offset by recording receivables of $12,603.

Results of Operations

    The Company recorded net losses of ($69,441) or ($0.78) per common share for the quarter ended September 30, 1997 and ($74,200) or ($1.79) for the period from Inception through September 30, 1997. The Company had no significant operations until the third quarter of 1997.

    As discussed in Note 2, the Company capitalizes and amortizes the Reimbursement paid to JMC. Amortization expense during the period from Inception through September 30, 1997 was $8,777. Depreciation on the aircraft purchased to date is calculated using the straight-line method over a period of twelve years to estimated residual value. Depreciation totalled $7,733 during the period Inception through September 30, 1997.

    Pursuant to the Prospectus, management fees equal to 0.5% of the Gross Offering Proceeds accepted by the Company through September 30, 1997 were accrued as payable to JMC. Such fees totalled $24,545 and $26,890 for the quarter ended September 30, 1997 and the period from Inception through September 30, 1997, respectively.

    Since the Company plans to acquire Income Producing
Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remain on lease.

                       SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 1997.

                                   AEROCENTURY IV, INC.

<BTB>
                              By:    /s/ Neal D. Crispin
                                     -------------------
                                     Neal D. Crispin
                           Title:    President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 12, 1997.


        Signature                    Title
<BTB>


       /s/ Neal D. Crispin
       --------------------
       Neal D. Crispin          President and Chairman of the
                                Board of Directors of the
                                Registrant
                                Chief Financial Officer




EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule