Form 10KSB40
period 1997-12-31
AEROCENTURY IV INC
filed 1998-03-31
CIK 1034237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                             COMMISSION FILE NUMBER
                                   333-22239

                              AEROCENTURY IV, INC.
        (Exact name of small business issuer as specified in its charter)

               CALIFORNIA                               94-3260392
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

      1440 CHAPIN AVENUE, SUITE 310
         BURLINGAME, CALIFORNIA                            94010
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:               (650) 340-1880

Securities registered pursuant to Section 12(b) of the Act:         NONE

Securities registered pursuant to Section 12(g) of the Act:         NONE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's most recent fiscal year.         $226,890

On March 27, 1998 the aggregate market value of the Shares of Common Stock held by non-affiliates (computed by reference to the price at which the shares were sold) was $0.

As of March 27, 1998 the Issuer has 243,420 Shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:        None

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No  [X]

                                     PART I

ITEM 1: BUSINESS

        AeroCentury IV, Inc. (the "Company") was incorporated in the state of California on February 27, 1997 ("Inception"). The Company was formed solely for the purpose of offering up to $10,000,000 in 10% Secured Promissory Notes ("Notes") (the "Offering"). Capitalized terms not defined in this report are defined in the Prospectus for the Offering and are incorporated herein by reference to the Prospectus. The proceeds of the Offering are being used to purchase Income Producing Assets ("Income Producing Assets"). The Company anticipates that these assets will consist mainly of aircraft, aircraft engines, aircraft parts or other transportation industry equipment subject to operating or full payout leases with third parties.

        All of the Company's outstanding common stock is owned by JetFleet(TM) Management Corp. ("JMC"), a California corporation formed in January 1994 (the "Sponsor"). JMC is also the management company for the Company pursuant to the Management Agreement between JMC and the Company. JMC has ultimate responsibility and authority for the selection of Income Producing Assets to be acquired by the Company and the management, leasing, re-leasing and/or subsequent sale of the Income Producing Assets. JMC also manages the aircraft portfolios of JetFleet III and AeroCentury Corp. ("ACY"), affiliated corporations involved in business similar to that of the Company's.

        The sole director of the Company is Neal D. Crispin, Chief Operating Officer. The officers of the Company are Neal D. Crispin, President, Marc J. Anderson, Senior Vice President, Frank Duckstein, Vice President and Glenn Roberts, Secretary.

        The revenue generated from the Income Producing Assets is used to fund interest payments on the Notes, reinvestment in additional Income Producing Assets and, after May 1, 2003, deposits to a sinking fund account established to facilitate repayment of principal of the Notes on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Notes). At the maturity date of the Notes, the Company will pay off the outstanding principal using proceeds of the resale of the Company's Income Producing Assets, the funds in the Sinking Fund Account and/or proceeds of third-party lender refinancing.

        The Company received Securities and Exchange Commission ("SEC") clearance for the Offering on May 21, 1997. The Offering was terminated in August 1997, after $4,869,000 in Notes were sold.

        Aircraft and aircraft engines

        The Company owns interests in a Shorts SD3-60-100 aircraft, serial number 3606 ("S/N 3606"), a Shorts SD3-60-100, serial number 3676 ("S/N 3676"), and a Pratt & Whitney JT8D-9A aircraft engine, serial number. 674452B (the "Engine").

        The Shorts SD3-60-100 is a twin-engine turboprop aircraft, carrying 36 passengers. The Company owns a 50% undivided interest in S/N 3676 and the entire undivided interest in S/N 3606. Both are on lease with a regional United Kingdom passenger airline. The remaining undivided interest in S/N 3676 is owned by JetFleet III.

        The Engine is used on a McDonnell Douglas DC-9 aircraft operated by a regional passenger airline serving Mexico and the United States. The Engine is subject to a 60 month term expiring on November 4, 2002, with the seller which in turn subleases the Engine. The seller's lease obligations are secured by an assignment of its rights under the sublease, including the guaranty of sublease obligations by the operator's parent corporation.

        Financial assets

        As discussed in Note 7 to the accompanying financial statements, the Company is permitted by the prospectus to invest in Financial Assets, including indebtedness secured by Equipment. On March 4, 1998 the Company loaned $866,667 to ACY in connection with ACY's purchase of a Shorts SD3-60 aircraft. ACY issued a secured promissory note (the "ACY Note") to the Company in the amount of the loan, which is secured by a perfected first lien security interest in the aircraft. The ACY Note bears interest at the rate of 12% per annum, payable monthly in arrears. The Note is due on March 31, 1999, but may be prepaid without penalty at any time.


ITEM 2: PROPERTIES

        The Company does not own or lease any real property, plant or materially important physical properties other than equipment under operating lease as set forth in Item 1.

        The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by the Company.

ITEM 3: LEGAL PROCEEDINGS

        The Company is not involved in any legal proceedings.

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None.

                                      PART II

ITEM 5: MARKET FOR THE COMPANY'S UNITS AND RELATED SECURITYHOLDER MATTERS

        General

        There is no established trading market for the Notes and the Notes are not listed on any securities exchange.

        Number of Security Holders

              Number of holders of Notes
                 ("Noteholders") as of March 27, 1998:  353

        Dividends

        The Company has not declared a dividend on Common Stock since Inception. The Company intends to retain earnings, if any, to pay interest on the Notes, to acquire additional aircraft assets, and to fund repayment of the Note principal upon the maturity date of the Notes. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, and the financial condition of the Company.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Although the Company was formed during February 1997, it had no significant operations until the third quarter of 1997. Management's discussion and analysis, therefore, addresses changes in capital resources and results of operations for the period from Inception (February 7, 1997) to December 31, 1997.

        Capital Resources and Liquidity

        At the end of 1997, the Company had cash balances of $1,944,123. A portion of this amount was held for the interest payment made to the Noteholders in February, 1998 and for normally recurring expenses. The remainder was held for investment in additional Income Producing Assets.

        Since Inception, the Company's capital has come in the form of equity contributions from JMC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

        The Company currently has available adequate reserves to meet its immediate cash requirements.

        If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual values and rates on re-leases of its aircraft may increase as the costs of similar assets increase. However, the Company's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation. At the same time, any significant inflation in the general economy may cause an increase in professional fees.

        If interest rates increase significantly, the lease rates that the Company can obtain on future leases with be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

        Results of Operations

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


ITEM 7:  FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of AeroCentury IV, Inc.


We have audited the accompanying balance sheet of AeroCentury IV, Inc., a development stage California corporation, as of December 31, 1997 and the related statements of operations, shareholder's equity and cash flows for the period from Inception (February 7, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury IV, Inc., at December 31, 1997 and the related statements of operations, shareholder's equity and cash flows for the period from Inception (February 7, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.



         VOCKER KRISTOFFERSON AND CO.

March 24, 1998
San Mateo, California

                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                                 Balance Sheet
                               December 31, 1997

                                     ASSETS
Current assets:
         Cash                                               $ 1,944,123
         Rent receivable                                         32,220
         Accounts receivable                                      4,619
                                                            -----------
Total current assets                                          1,980,962

Aircraft under operating lease, net of
         accumulated depreciation of $37,353                  2,534,558
Debt issue costs, net of accumulated
         amortization of $27,923                                561,597
                                                            -----------

Total assets                                                $ 5,077,117
                                                            ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
         Accounts payable - trade                           $     5,000
         Interest payable                                        81,150
                                                            -----------
Total current liabilities                                        86,150

Medium-term secured notes                                     4,869,000
                                                            -----------

Total liabilities                                             4,955,150

Preferred stock, no par value,
         100,000 shares authorized,
         no shares issued and outstanding                            --
Common stock, no par value,
         500,000 shares authorized, 243,420
         shares issued and outstanding                          243,420
Accumulated deficit                                            (121,453)
                                                            -----------
Total shareholder's equity                                      121,967
                                                            -----------

Total liabilities and shareholder's equity                  $ 5,077,117
                                                            ===========


See accompanying notes.

                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                             Statement of Operations
                For the period from Inception (February 7, 1997)
                              to December 31, 1997

Revenues:

         Rent income                              $ 155,302
         Interest income                             71,588
                                                  ---------

                                                    226,890
                                                  ---------

Expenses:

         Depreciation expense                        37,353
         Amortization expense                        27,923
         Interest expense                           195,992
         Professional fees                            6,975
         Management fees                             51,235
         General and administrative                  28,865
                                                  ---------

                                                    348,343
                                                  ---------

Net loss                                          $(121,453)
                                                  =========

Weighted average common
   shares outstanding                                98,929
                                                  =========

Net loss per common share                         $   (1.23)
                                                  =========



See accompanying notes.

                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                        Statement of Shareholder's Equity
                For the period from Inception (February 7, 1997)
                              to December 31, 1997



                                                                                Total
                               Preferred       Common       Accumulated     Shareholder's
                                 Stock          Stock         Deficit          Equity
                               ----------     ----------     ----------      ----------
Issuance of 243,420
  shares of common stock       $       --     $  243,420     $       --      $  243,420
Net loss for the period                --             --       (121,453)       (121,453)
                               ----------     ----------     ----------      ----------

Balance, December 31, 1997     $       --     $  243,420     $ (121,453)     $  121,967
                               ==========     ==========     ==========      ==========


See accompanying notes.

                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                            Statement of Cash Flows
                For the period from Inception (February 7, 1997)
                              to December 31, 1997


Operating activities:
   Net loss                                                      $  (121,453)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation of aircraft                                     37,353
         Amortization of  organization costs                          27,923
         Change in operating assets
           and liabilities:
               Rent receivable                                       (32,220)
               Accounts receivable                                    (4,619)
               Accounts payable - trade                                5,000
               Interest payable                                       81,150
                                                                 -----------
         Net cash used in operating activities                        (6,866)
Investing activity -
   Purchase of interests in aircraft                              (2,571,911)
                                                                 -----------
         Net cash used in investing activities                    (2,571,911)
Financing activities:
   Proceeds from issuance of
     medium-term secured notes                                     4,869,000
   Debt issue costs                                                 (486,900)
   Proceeds from issuance of common stock                            140,800
                                                                 -----------
         Net cash provided by financing activities                 4,522,900
                                                                 -----------

Net increase in cash                                               1,944,123

Cash, beginning of period                                                 --
                                                                 -----------

Cash, end of period                                              $ 1,944,123
                                                                 ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:                                    1997
                                                                 -----------

         Interest (net of amount capitalized)                    $   121,959
         Income taxes                                                    800

Supplemental schedule of noncash investing and financing activities:

JMC contributed $102,620 of the total it has paid for debt issue costs as a common stock investment in the Company.

                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies

         Basis of presentation

         AeroCentury IV, Inc. (the "Company") was incorporated in the state of California on February 7, 1997 ("Inception"). The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company offered up to $10,000,000 in $1,000 Secured Promissory Notes maturing on April 30, 2005 (the "Notes") pursuant to a prospectus dated May 21, 1997 (the "Prospectus"). All of the Company's outstanding common stock is owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is the management company for the Company, and also manages AeroCentury Corp., a Delaware corporation ("ACY"), and JetFleet III, a California corporation, which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JMC and owns a significant amount of the common stock of JMC. CMA Consolidated, Inc. ("CMA"), an affiliated California corporation owned by Mr. Crispin, provides certain accounting and investor-related services for the Company. The Company also has significant transactions with Gill Aviation Ltd.

         Aircraft and aircraft engines under operating leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         Debt issue costs

         Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JMC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement").

         To the extent that JMC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JMC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company can issue is limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company.

         The Company capitalized the Reimbursement paid by the Company and amortizes such costs over the life of the Notes (approximately eight years).

                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies (continued)

         Assets subject to lien

         The Company's obligations under the Notes are secured by a security interest in all of the Company's right, title and interest in the Income Producing Assets acquired by the Company.

         Income taxes

         The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.

         Cash balances

         As of December 31, 1997, the Company maintained $1,906,034 of its cash balances in a money market account held by a regional brokerage firm, which is not federally insured. The carrying amount approximates fair value because of the short-term maturity of these instruments.

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and aircraft engines

         The Company owns a 100% interest in a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676") and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine").

         The Company invested approximately $2,600,000, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $322,000, in aircraft assets during 1997.

         Aircraft and aircraft engines leases

         S/N 3606 and S/N 3676 are subject to similar 48-month leases with a British regional airline.

         The Engine is used on a McDonnell Douglas DC-9 aircraft operated by a regional passenger airline serving Mexico and the United States. The Engine is subject to a 60 month term expiring on November 4, 2002, with the seller which in turn subleases the Engine. The seller's lease obligations are secured by an assignment of its rights under the sublease, including the guaranty of sublease obligations by the operator's parent corporation.

                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                         Notes to Financial Statements

2.     Aircraft and Aircraft Engines Under Operating Leases (continued)

       Future minimum rents

       The following is a schedule of future gross minimum rental payments by year under the existing leases:

                           Year                          Amount
                           ----                          ------
                           1998                       $   566,640
                           1999                           566,640
                           2000                           566,640
                           2001                           448,500
                           2002                           150,000
                                                      -----------
                                                      $ 2,298,420
                                                      ===========

       Detail of investment

       The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the year ended December 31, 1997:

                                       Accumulated
                            Cost       Depreciation         Net
                         ----------     ----------      ----------
Additions                $2,571,911     $  (37,353)     $2,534,558
                         ----------     ----------      ----------
Balance,
   December 31, 1997     $2,571,911     $  (37,353)     $2,534,558
                         ==========     ==========      ==========

4.       Medium-term secured Notes

         As mentioned above, the Company raised funds through the Offering from May 1997 to August 1997. During 1997, the Company accepted subscriptions for 4,869 Notes aggregating $4,869,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $4,869,000 in Notes due April 30, 2005. The Notes bear interest at an annual rate of 10.00% which is due and payable on a quarterly basis, in arrears, on the first business day of November, February, May and August. The carrying amount of the notes payable approximates fair value.

                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                         Notes to Financial Statements

5.       Income taxes

         The components of the provision for income taxes for the year ended December 31, 1997 were as follows:

         Current tax provision
           Federal                                                                        $     --
           State                                                                               800
                                                                                          --------
                  Current tax provision                                                        800

         Deferred tax provision
           Federal                                                                          41,294
           State                                                                             7,086
                                                                                          --------
           Deferred tax provision                                                           49,180
           Valuation allowance                                                             (48,380)
                                                                                          --------
         Total provision for income taxes                                                 $    800
                                                                                          ========

         The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate then in effect consist of the following:

         Statutory U.S. federal income tax expense / (benefit)                            $(41,294)
         State franchise tax, net of federal benefit                                        (7,086)
         Valuation allowance                                                                48,380
                                                                                          --------
         Actual tax expense / (benefit)                                                   $     --
                                                                                          ========

         The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

         Other                                                                            $   (545)
         Net operating loss carryforward                                                   (47,835)
         Valuation allowance                                                                48,380
                                                                                          --------
         Net current and noncurrent deferred tax assets                                   $     --
                                                                                          ========

         As of December 31, 1997 the Company has approximately $120,000 of federal operating loss carryforwards which begin to expire in 2012.

         For income tax purposes, the treatment of organization and offering costs is consistent with treatment for financial accounting purposes.

         As a result of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company is required to recognize deferred tax assets and liabilities resulting from temporary differences and operating loss and tax credit carryforwards. For the current year the Company has not recognized a deferred tax asset for its current year operating loss because based on the available evidence, it is not more likely than not that all of the deferred tax asset will be realized. In accordance with the requirements of FAS 109, the Company has recognized a valuation allowance for the deferred tax asset sufficient to reduce it to the amount more likely than not to be realized.

                              AEROCENTURY IV, INC.
                  (A Development Stage California Corporation)
                          Notes to Financial Statements

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1997, the Company accrued a total of $51,235 in management fees due JMC.

         As mentioned above, CMA provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the Company.

         JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 1997, the Company paid JMC a total of $299,000 in brokerage fees and reimbursed JMC for $22,900 for Chargeable Acquisition Expenses.

         As discussed in Note 1, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. In 1997, the Company paid $97,380 to JMC. In addition, during 1997, JMC contributed $102,620 of the total it paid for organization and offering expenses as a common stock investment in the Company. JMC purchased 130,800 shares of common stock in the Company at a price of $1.00 per share on August 6, 1997.

7.       Subsequent Events

         As provided in the prospectus for the Offering, the Company may invest in Financial Assets, including indebtedness secured by Equipment. On March 4, 1998 the Company loaned $866,667 to ACY in connection with ACY's purchase of a Shorts SD-360 aircraft. ACY issued a secured promissory note (the "ACY Note") to the Company in the amount of the loan, which is secured by a perfected first lien security interest in the aircraft. The ACY Note bears interest at the rate of 12% per annum, payable monthly in arrears. The Note is due on March 31, 1999, but may be prepaid without penalty at any time.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS

         General

         Pursuant to a Management Agreement between the Company and JMC, JMC is responsible for most management decisions, has responsibility for supervising the Company's day-to-day operations, including compliance with legal and regulatory requirements, and is responsible for cash management and communications between the Company and the holders of Bonds and Preferred Stock. The Management Agreement authorizes JMC, in its sole discretion, to acquire, hold title to, sell, lease, re-lease or otherwise dispose of Income Producing Assets or any interest therein, on behalf of the Company when and upon such terms as JMC determines to be in the best interests of the Company, subject to certain limitations set forth in the Prospectus.

         Directors and Officers

         The directors, executive officers and key employees of the Company and JMC, each of whom serves until his successor is elected and qualified, are as follows:

     Name                                Position Held
     ----                                -------------
Neal D. Crispin               President, Chairman of the Board of Directors and
                              Chief Financial Officer of the Company

Marc J. Anderson              Senior Vice President of the Company

Frank Duckstein               Vice President of the Company

Glenn Roberts                 Secretary of the Company

Sidney F. Gage                Member of JMC's Advisory Board


         Neal D. Crispin, age 52, President and Chairman of the Board of Directors. He is also President and Director of JMC and Chief Executive Officer and Chairman of the Board of Directors of CMA Consolidated, Inc. ("CMA") and its two subsidiaries. Prior to forming CMA, Mr. Crispin was vice president - finance of an oil and gas company. Previously, Mr. Crispin had been associated with Arthur Young & Co., Certified Public Accountants. Prior to joining Arthur Young & Co., Mr. Crispin served as a management consultant, specializing in financial consulting. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JMC. He received a Bachelors degree in Economics from the University of California, Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

         Marc J. Anderson, age 61, Senior Vice President is also Senior Vice President of JMC. Mr. Anderson is in charge of portfolio management and aircraft marketing and financing. Prior to joining the Company, Mr. Anderson spent seven years as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company which is also the sponsor of syndicated investment programs. While at PLM, he established the company's first aircraft marketing group, closing in excess of 150 aircraft transactions representing over $400 million. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. During his tenure, Mr. Anderson had an average on-lease record of 96%. Previously, he was with two aircraft manufacturers where he was responsible for customer contracting, negotiation and documentation of sales agreements and leases and in obtaining debt and lease financing. Prior to that, Mr. Anderson was with several airlines in various roles of increasing responsibility.

         Frank Duckstein, age 44, Vice President is also Vice President of JMC. Mr. Duckstein is responsible for market development and remarketing of aircraft portfolios. Prior to joining the Company, Mr. Duckstein spent five years as Director of Marketing for PLM International, a transportation equipment leasing company. While at PLM, he was responsible for sales and remarketing, market research and development, both domestically and internationally, of PLM's corporate and commuter aircraft, as well as their helicopter fleet. Previously, he was with international and regional airlines operating within Europe and the U.S. with responsibility for operation, market development and sales. He was involved in the development of several turn-key, start-up operations in Berlin, Germany and the United States. Mr. Duckstein attended the Technical University of Berlin, majoring in Economics.

         Glenn Roberts, age 33, Secretary, is also the Controller of JMC. Mr. Roberts has been employed by JMC and CMA since 1989. He has also served as Manager of Investor Relations for several equipment leasing programs sponsored by JMC and CMA and as a financial analyst for JMC. Mr. Roberts was previously employed as a production manager for a database publishing firm specializing in company and industry research reports.

         Sidney F. Gage, age 54, Member of JMC Advisory Board. Mr. Gage has been a partner of Gage & Baumgarten, a management consulting firm specializing in strategic business planning, since 1980. Previously, he was Executive Vice President and Director of Mission Resources, Inc., the managing general partner of Mission Resource Partners, an oil and gas company on the American Stock Exchange, and President of Mission Securities, Inc., its NASD broker-dealer affiliate. Mr. Gage is also a member of the advisory board of Bakersfield Energy Resources, Inc., a privately held oil and gas concern. He is a CPA with degrees from the University of Notre Dame and the Stanford University Graduate School of Business. Mr. Gage has served as a consultant to the CMA Group of companies since 1990.


         Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of the Company's Units, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Units and other equity securities of the Company. Officers and directors and 10% Unitholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon a review of Forms 3 furnished to the Company pursuant to Rule 16a-3(e) during 1996, no person who, at any time during 1996, was an officer or director or beneficial owner of more than 10% of the Units failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) during 1996 or prior years.


ITEM 10: EXECUTIVE COMPENSATION

         The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 1997.

         Compensation

         The Company's Income Producing Asset portfolio are managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.50% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1997, the Company accrued a total of $51,235 in management fees due JMC. As mentioned above, CMA provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may reallow a portion of its management fee to CMA in connection with services rendered for the Company.

         JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee shall not exceed the fair market value of the asset based on appraisal. The Company paid JMC a total of $299,000 in brokerage fees and reimbursed JMC for $22,900 in Chargeable Acquisition Expenses during 1997.

         The Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. In 1997, the Company paid $97,380 to JMC. In addition, during 1997, JMC contributed $102,620 of the total it paid for organization and offering expenses as a common stock investment in the Company.

         Crispin Koehler Securities (formerly CKS Securities, Incorporated), a member of the National Association of Securities Dealers, Inc. and a related party of JMC, serves as underwriter of the Offering and, as such, received retail commissions and underwriter, due diligence and marketing fees, portions of which were paid to third parties. The Company paid Crispin Koehler Securities a total of $389,520 in commissions and underwriter, due diligence and marketing fees during 1997.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person is known to the Company to be the beneficial owner of more than 5% of the Units. No officer or director of JMC or any of its related parties beneficially owns any Units.

         Mr. Crispin and Ms. Perazzo collectively own the majority of the issued and outstanding common stock of JMC. Richard D. Koehler, the President of Crispin Koehler Securities, also owns a portion of JMC's common stock. JMC, in turn, owns 100% of the issued and outstanding common stock of the Company.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Crispin Koehler Securities, the managing broker-dealer of the Offering, is a wholly-owned subsidiary of Crispin Koehler Holding Corp. Crispin Koehler Securities was formerly named CKS Securities, Incorporated, but changed its name in connection with its sale by CMA Capital Corporation during 1996. Crispin Koehler Holding Corp., in turn, is owned 9% and 91% by Messrs. Crispin and Koehler, respectively. Crispin Koehler Securities has acted as the dealer-manager with respect to the vast majority of the prior programs sponsored by related parties of JMC.

         CMA Consolidated, Inc., which provides certain administrative services for the Company, is owned 100% by Mr. Crispin.

         Over the term of the Offering, compensation has been paid to JMC for non-accountable organization and offering costs, management fees, brokerage fees and remarketing fees and to Crispin Koehler Securities for sales commissions, investment banking and due diligence fees in accordance with the Prospectus dated May 21, 1997.

                                     PART IV

ITEM 13: EXHIBITS AND FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a) Financial Statements and Schedules

             (1) Financial Statements for AeroCentury IV, Inc.

                 Report of Independent Auditors - Vocker Kristofferson and Co. Balance Sheet as of December 31, 1997
                 Statement of Operations for the Period from Inception
                 (February 7, 1997) to December 31, 1997
                 Statement of Shareholder's Equity for the Period from Inception (February 7, 1997) to December 31, 1997
                 Statement of Cash Flows for the Period from Inception
                 (February 7, 1997) to December 31, 1997
                 Notes to Financial Statements

             (2) Schedules:
                 All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

         (b) Reports on Form 8-K for the Fourth Quarter of 1997

             None

         (c) Exhibits

             None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                  AEROCENTURY IV, INC.

                  By:


                  By: /s/ Neal D. Crispin
                     -----------------------
                          Neal D. Crispin
                          Title:  President


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

              Signature                          Title
         -------------------         -----------------------------

         /s/ Neal D. Crispin         President and Chairman of the
         Neal D. Crispin             Board of Directors of the Registrant
                                     Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27            Financial Data Schedule
