Form 10-Q
period 1998-03-31
AEROCENTURY IV INC
filed 1998-05-14
CIK 1034237

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-22239


                              AeroCentury IV, Inc.
             (Exact name of Registrant as specified in its charter)

California                                                   94-3260392
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of principal executive offices)  (Zip code)

                                  650-340-1880
               (Registrant's telephone number including area code)

Not applicable (Former name, former address, and former fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock                                                 243,420


Transitional Small Business Disclosure Format (check one);
Yes___ No X

Part I.  Financial Information

Item 1.  Financial Statements


                                                 AeroCentury IV, Inc.
                                                    Balance Sheets

                                                        ASSETS

                                                                    March 31,                December 31,
                                                                      1998                       1997
                                                                   (Unaudited)
Current assets:
         Cash                                                   $      1,134,575          $      1,944,123
         Rent receivable                                                       -                    32,220
         Accounts receivable                                                   -                     4,619
                                                                ----------------          ----------------
Total current assets                                                   1,134,575                 1,980,962

Aircraft under operating lease, net of
         accumulated depreciation of $124,640
         in 1998 and $80,996 in 1997                                   2,490,914                 2,534,558

Debt issue costs, net of accumulated
         amortization of $47,069 in 1998
         and $27,923 in 1997                                             542,451                   561,597


Note receivable                                                          866,667                         -
                                                                ----------------          ----------------
Total assets                                                    $      5,034,607          $      5,077,117
                                                                ================          ================

                                            LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
         Accounts payable - trade                               $          5,000          $          5,000
         Interest payable                                                 81,150                    81,150
         Prepaid rents                                                    31,665                         -
                                                                ----------------          ----------------
Total current liabilities                                                117,815                    86,150

Medium-term secured notes                                              4,869,000                 4,869,000
                                                                ----------------          ----------------
Total liabilities                                                      4,986,815                 4,955,150
                                                                ----------------          ----------------
Preferred stock, no par value,
         100,000 shares authorized,
         no shares issued and outstanding                                      -                         -
Common stock, no par value,
         500,000 shares authorized, 243,420
         shares issued and outstanding                                   243,420                   243,420
Accumulated deficit                                                     (195,628)                 (121,453)
                                                                ----------------          ----------------
Total shareholder's equity                                                47,792                   121,967
                                                                ----------------          ----------------
Total liabilities and shareholder's equity                      $      5,034,607          $      5,077,117
                                                                ================          ================

See accompanying notes.

                                                AeroCentury IV, Inc.
                                                Statement of Operations
                                       For the Three Months Ended March 31, 1998
                                                      (Unaudited)



Revenues:

         Rent income                                                            $  109,995
         Interest income                                                            24,954
                                                                                ----------
                                                                                   134,949
                                                                                ----------
Expenses:

         Depreciation expense                                                       43,644
         Amortization expense                                                       19,146
         Interest expense                                                          121,725
         Management fees                                                            24,345
         General and administrative                                                    264
                                                                                ----------
                                                                                   209,124
                                                                                ----------
Net loss                                                                        $  (74,175)
                                                                                ==========
Weighted average common shares outstanding                                         243,420
                                                                                ==========
Net loss per common share                                                       $    (0.30)
                                                                                ==========


















See accompanying notes.

                                                AeroCentury IV, Inc.
                                                Statement of Cash Flows
                                       For the Three Months Ended March 31, 1998
                                                      (Unaudited)


Net cash provided by operating activities                                            $       57,119

Investing activity -
     Investment in secured promissory note                                                 (866,667)
                                                                                     --------------
Net decrease in cash                                                                       (809,548)

Cash, beginning of period                                                                 1,944,123
                                                                                     --------------
Cash, end of period                                                                  $    1,134,575
                                                                                     ==============
































See accompanying notes.

                                                 AeroCentury IV, Inc.
                                             Notes to Financial Statements
                                                    March 31, 1998
                                                      (Unaudited)


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

     The accompanying balance sheets at March 31, 1998 and December 31, 1997 and statements of operations and cash flows for the quarter ended March 31, 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. Because the Company had no operations until the second quarter of 1997, no comparative results are presented for the first three months of 1997. The results of operations of the first quarter of 1998 are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.   Organization and Capitalization

     The Company was formed solely for the purpose of acquiring Income Producing Assets, consisting mainly of aircraft, aircraft engines, aircraft parts or other transportation industry equipment subject to operating or full payout leases with third parties. The Company raised $4,869,000 in $1,000 Secured Promissory Notes maturing on April 30, 2005 (the "Notes") pursuant to a prospectus dated May 21, 1997 (the "Prospectus").

     Debt issue costs

     Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JMC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering. The Company also issued 102,620 shares of common stock to JMC as reimbursement of organization and offering costs JMC incurred in excess of the 2.0% cash reimbursement (collectively, the "Reimbursement").

     The Company capitalized the Reimbursement paid by the Company and amortizes such costs over the life of the Notes (approximately eight years).

                                                AeroCentury IV, Inc.
                                             Notes to Financial Statements
                                                    March 31, 1998
                                                      (Unaudited)


3.   Aircraft and Aircraft Engines Under Operating Leases

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

     The Engine is used on a McDonnell Douglas DC-9 aircraft operated by a Mexican regional passenger airline serving Mexico and the United States. The Engine is subject to a 60 month term expiring on November 4, 2002, with the seller which in turn subleases the Engine. The seller's lease obligations are secured by an assignment of its rights under the sublease, including the guaranty of sublease obligations by the operator's parent corporation.

4.   Medium-term secured Notes

     From May 1997 to October 1997 the Company accepted subscriptions for 4,869 Notes aggregating $4,869,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $4,869,000 in Notes due April 30, 2005. The Notes bear interest at an annual rate of 10.00% which is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. The carrying amount of the notes payable approximates fair value.

5.   Secured note receivable

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

6.   Related Party Transactions

     The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the first quarter of 1998, the Company paid a total of $24,345 in management fees to JMC.

                              AeroCentury IV, Inc.
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


6.   Related Party Transactions (continued)

     JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first quarter of 1998, no brokerage fees or Chargeable Acquisition Expenses were paid to JMC.

     As discussed in Note 1, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. Because the Offering was closed to new subscriptions during October 1997, the Company did not reimburse JMC for any organization and offering expenses during the first quarter of 1998.

     As discussed in Note 5, the Company loaned funds to ACY during March 1998 in connection with ACY's purchase of an aircraft. The Company received a secured promissory note, secured by the aircraft, from ACY.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Capital Resources and Liquidity

     On March 31, 1998, the Company had cash balances of $1,134,575. This balance was held primarily for the interest payment made to the Noteholders in May 1998 and for normally recurring expenses.

     Since Inception, the Company's funds have come in the form of an initial contribution from JMC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Noteholders and to the extent expenses exceed cash flows from leases.

     The Company's primary use of its operating cash flow is interest payments to its Unitholders. Excess cash flow, after payment of interest and operating expenses is held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remain on lease.

     The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between July 2001 and November 2002.

     Cash flows from operations during the first quarter of 1998 were primarily from rent received for the Company's aircraft leases, including prepaid rent and rent accrued as receivable at December 31, 1997.

     Cash flows used in investing activities consisted of a loan to AeroCentury Corp. in connection with its purchase of an aircraft. The Company had no cash flows from financing activities because the Offering terminated during October 1997.

     Results of Operations

     The Company recorded a net loss of ($74,175) or ($0.30) per share for the three months ended March 31, 1998. The loss was a result of management fees and depreciation, amortization and interest expense, which more than offset the rental income received for the Company's aircraft.

     Factors that May Affect Future Results

     Year 2000 Considerations. The Company's internal and administrative operations are not highly dependent on advanced technological computer or other electronic systems, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues is not significant. Further, management believes that the electronic systems used in the equipment leased by the Company to lessees will not be affected by the Year 2000 issue, and, therefore, this issue should not directly affect the Company's financial performance or the lessees' ability to comply with their respective lease obligations. Of course, to the extent that a lessee has Year 2000 problems that significantly adversely affect its overall financial status, such material problems may affect the lessee's operations and increase the risk of default by a lessee under its lease with the Company. Furthermore, Year 2000 issues may have a material impact on FAA operations and the operations of certain air carriers, which in turn would negatively affect the aircraft industry in general.

Part II. Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

         Exhibit 27.  Financial Data Schedule

         b.    Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AeroCentury IV, Inc.

May 14, 1998                     By: /s/ Neal D. Crispin
Date                                -------------------------------------------
                                    Neal D. Crispin,  President and Chairman
                                    of the Board of Directors of the Registrant
                                    Chief Financial Officer