Form 10QSB
period 1998-06-30
AEROCENTURY IV INC
filed 1998-08-10
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                                         AeroCentury IV, Inc.
                                                            Balance Sheets

                                                                    June 30,                 December 31,
                                                                      1998                       1997
                                                                   (Unaudited)

                                                                ASSETS
Current assets:
         Cash                                                   $      1,129,593          $      1,944,123
         Rent receivable                                                   7,500                    32,220
         Accounts receivable                                              15,000                     4,619
                                                                ----------------          ----------------
Total current assets                                                   1,152,093                 1,980,962

Aircraft under operating lease, net of
         accumulated depreciation of $124,641
         in 1998 and $37,353 in 1997                                   2,447,270                 2,534,558

Debt issue costs, net of accumulated
         amortization of $66,214 in 1998
         and $27,923 in 1997                                             523,306                   561,597

Note receivable                                                          866,667                         -
                                                                ----------------          ----------------
Total assets                                                    $      4,989,336          $      5,077,117
                                                                ================          ================

                                                 LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
         Accounts payable - trade                               $          1,050          $          5,000
         Interest payable                                                 81,150                    81,150
         Prepaid rents                                                    24,165                         -
                                                                ----------------          ----------------
Total current liabilities                                                106,365                    86,150

Medium-term secured notes                                              4,869,000                 4,869,000
                                                                ----------------          ----------------
Total liabilities                                                      4,975,365                 4,955,150
                                                                ----------------          ----------------
Preferred stock, no par value,
         100,000 shares authorized,
         no shares issued and outstanding                                      -                         -
Common stock, no par value,
         500,000 shares authorized, 243,420
         shares issued and outstanding                                   243,420                   243,420
Accumulated deficit                                                     (229,449)                 (121,453)
                                                                ----------------          ----------------
Total shareholder's equity                                                13,971                   121,967
                                                                ----------------          ----------------
Total liabilities and shareholder's equity                      $      4,989,336          $      5,077,117
                                                                ================          ================
See accompanying notes.

                                                         AeroCentury IV, Inc.
                                                       Statements of Operations
                                                              (Unaudited)

                                                         For the Period
                                         For the         From Inception               For the
                                       Six Months      (February 7, 1997)          Three Months
                                     Ended June 30,        to June 30,            Ended June 30,
                                          1998              1997                1998             1997
Revenues:

         Rent income                  $     251,655    $            -    $       141,660     $             -
         Interest income                     62,004                 -             37,049                   -
                                      -------------    --------------    ---------------     ---------------
                                            313,659                 -            178,709                   -
                                      -------------    --------------    ---------------     ---------------

Expenses:

         Depreciation expense                87,288                 -             43,644                   -
         Amortization expense                38,291                 -             19,145                   -
         Interest expense                   243,450             1,555            121,725               1,555
         Management fees                     48,690             2,545             24,345               2,545
         General and administrative           3,936               660              3,671                 611
                                      -------------    --------------    ---------------     ---------------
                                            421,655             4,760            212,530               4,711
                                      -------------    --------------    ---------------     ---------------
Net loss                              $    (107,996)    $      (4,760)    $      (33,821)     $       (4,711)
                                      =============    ==============    ===============     ===============
Weighted average common
   shares outstanding                       243,420            10,000            243,420              10,000
                                      =============    ==============    ===============     ===============
Net loss per common share             $       (0.44)   $        (0.48)   $         (0.14)    $         (0.47)
                                      =============    ==============    ===============     ===============













See accompanying notes.

                                                         AeroCentury IV, Inc.
                                                       Statements of Cash Flows
                                                              (Unaudited)


                                                                                             For the Period
                                                                                             From Inception
                                                             For the Six Months            (February 7, 1997)
                                                               Ended June 30,                  to June 30,
                                                                    1998                          1997
Net cash provided/(used) by operating activities            $     52,137                  $             (660)

Investing activity -
     Investment in secured promissory note                      (866,667)                                  -

Financing activities:
     Proceeds from issuance of medium-term
        secured promissory notes                                       -                             509,000
     Debt issue costs                                                  -                             (50,900)
     Proceeds from issuance of common stock                            -                              10,000
                                                            ------------                  ------------------
Net cash provided by financing activities                              -                             468,100
                                                            ------------                  ------------------
Net (decrease)/increase in cash                                 (814,530)                            467,440

Cash, beginning of period                                      1,944,123                                   -
                                                            ------------                  ------------------
Cash, end of period                                         $  1,129,593                  $          467,440
                                                            ============                  ==================



















See accompanying notes.

                              AeroCentury IV, Inc.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


     1.Summary of Significant Accounting Policies

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

     The accompanying balance sheets at June 30, 1998 and December 31, 1997 and statements of operations and cash flows for the six months ended June 30, 1998 and the period from Inception (February 7, 1997) to June 30, 1997 and the three months ended June 30, 1998 and 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of the six months of 1998 are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

                              AeroCentury IV, Inc.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


     3. Aircraft and Aircraft Engines Under Operating Leases

     Aircraft and aircraft engines

     The Company owns a 100% interest in a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine") and a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676")

     Aircraft and aircraft engines leases

     S/N 3606 and S/N 3676 are subject to similar 48-month leases with a British regional airline.

     The Engine is used on a McDonnell Douglas DC-9 aircraft operated by a Mexican regional passenger airline serving Mexico and the United States. The Engine is subject to a 60 month term expiring on November 4, 2002, with the seller, which in turn subleases the Engine to the operator. The seller's lease obligations are secured by an assignment of its rights under the sublease, including the guaranty of sublease obligations by the operator's parent corporation.

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

     6. Related Party Transactions

     The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Compan's Aggregate Gross Proceeds received through the last day of such quarter. During the first six months of 1998 and the period from Inception (February 7, 1997) to June 30, 1997, the Company paid a total of $48,690 and $2,545, respectively in management fees to JMC.

                              AeroCentury IV, Inc.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


     6. Related Party Transactions (continued)

     JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first six months of 1998 or during the period from Inception (February 7, 1997) to June 30, 1997, no brokerage fees or Chargeable Acquisition Expenses were paid to JMC.

     As discussed in Note 1, the Company reimbursed JMC for certain costs incurred in connection with the organization of the Company and the Offering. Because the Offering was closed to new subscriptions during October 1997, the Company did not reimburse JMC for any organization and offering expenses during the first six months of 1998. During the period from Inception (February 7, 1997) to June 30, 1997, the Company paid $10,180 to JMC.

     As discussed in Note 5, the Company loaned funds to ACY during March 1998 in connection with ACY's purchase of an aircraft. The Company received a promissory note, secured by the aircraft, from ACY.

     7. Subsequent event

     On July 16, 1998, the Company purchased a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"). S/N AC-647 is subject to a 36-month lease, expiring on April 13, 2001, with a regional carrier in Uruguay. The lease contains a provision for a personal guaranty by a principal officer of the lessee, as well as a U.S. bank letter of credit.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Capital Resources and Liquidity

     On June 30, 1998, the Company had cash balances of $1,129,593 This balance was held primarily for the interest payment made to the Noteholders in August 1998, for normally recurring expenses and for investment in additional Income Producing Assets.

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

     Cash flows from operations during the first six months of 1998 were primarily from rent received for the Company's aircraft leases, including prepaid rent and rent accrued as receivable at December 31, 1997. The Company had no significant operations until the third quarter of 1997.

     Cash flows used in investing activities during the first six months of 1998 consisted of a loan to AeroCentury Corp. in connection with its purchase of an aircraft. The Company used no cash in investing activities during the first six months of 1997.

     The decrease in cash flows from financing activities from year to year was a result of the termination of the Offering during October 1997.

     Results of Operations

     The Company recorded a net loss of ($107,995) or ($0.44) and ($4,760) or ($0.48) per share for the three six months ended June 30, 1998 and the period from Inception (February 7, 1997) to June 30, 1997, respectively, and a net loss of ($33,821) or ($0.14) per share and ($4,711) or ($0.47) per share for the three months ended June 30, 1998 and 1997, respectively. The losses were a result of management fees and depreciation, amortization and interest expense, which more than offset the rental income received for the Company's aircraft. As discussed above, the Company had no significant operations until the third quarter of 1997.

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


Part II.  Other Information

Item 1. Legal Proceedings

         None.

tem 2. Changes in Securities and Use of Proceeds

     The effective date of the Form SB-2 Registration Statement for AeroCentury IV was May 21, 1997, and assigned Commission File No. 333-22239. The offering terminated on October 3, 1997. Of the $10,000,000 in 10% Secured Promissory Notes ($1,000 principal amount per Note) registered, $5,254,000 were sold. The Dealer Manager for the offering was Crispin Koehler Securities. The gross proceeds of the offering of the Notes was $4,869,000, representing 4,869 Notes sold, each with a principal amount of $1,000. The amount of expenses incurred in connection with the issuance and distribution consisted of sale commissions of $389,542 and offering expenses of $97,380. Of the remaining $4,382,100 in proceeds, $3,482,100 was applied toward purchase of aircraft equipment, of which $299,000 consisted of brokerage fees paid to JetFleet Management Corp., the sole common shareholder of and management company for the Company. The remaining $899,879 was applied toward working capital of the Company to be invested in additional equipment.


Item 3.  Defaults Upon Senior Securities

         No disclosure required.


Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.


Item 5.  Other Information

         No disclosure required.


Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibit 27.  Financial Data Schedule



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AeroCentury IV, Inc.

August 10, 1998                       By:    /s/ Neal D. Crispin
Date                                    ----------------------------------------
                                        Neal D. Crispin, President and Chairman
                                        of the Board of Directors of the
                                        Registrant, Chief Financial Officer