Form 10QSB
period 1998-09-30
AEROCENTURY IV INC
filed 1998-11-05
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Part I.  Financial Information

Item 1.  Financial Statements


                              AeroCentury IV, Inc.
                                 Balance Sheets

                                                                  September 30,              December 31,
                                                                      1998                       1997
                                                                   (Unaudited)

                                                                ASSETS
Current assets:
     Cash                                                       $        988,630          $      1,944,120
     Deposits                                                              8,160                         -
     Rent receivable                                                      41,900                    32,220
     Accounts receivable                                                   3,660                     4,620
                                                                ----------------          ----------------
Total current assets                                                   1,042,350                 1,980,960

Aircraft under operating lease, net of
     accumulated depreciation of $182,060
     in 1998 and $37,350 in 1997                                       3,431,460                 2,534,560

Debt issue costs, net of accumulated
     amortization of $85,360 in 1998
     and $27,920 in 1997                                                 504,160                   561,600
                                                                ----------------          ----------------
Total assets                                                    $      4,977,970          $      5,077,120
                                                                ================          ================

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Accounts payable - trade                                   $          1,050          $          5,000
     Accounts payable - affiliates                                         5,480                         -
     Interest payable                                                     81,150                    81,150
     Prepaid rents                                                        37,060                         -
     Maintenance reserves                                                 11,820                         -
                                                                ----------------          ----------------
Total current liabilities                                                136,560                    86,150

Medium-term secured notes                                              4,869,000                 4,869,000
                                                                ----------------          ----------------
Total liabilities                                                      5,005,560                 4,955,150
                                                                ----------------          ----------------
Preferred stock, no par value,
     100,000 shares authorized,
     no shares issued and outstanding                                          -                         -
Common stock, no par value,
     500,000 shares authorized, 243,420
     shares issued and outstanding                                       243,420                   243,420
Accumulated deficit                                                     (271,010)                 (121,450)
                                                                ----------------          ----------------
Total shareholder's equity                                               (27,590)                  121,970
                                                                ----------------          ----------------
Total liabilities and shareholder's equity                      $      4,977,970          $      5,077,120
                                                                ================          ================
See accompanying notes.

                                                         AeroCentury IV, Inc.
                                                       Statements of Operations
                                                              (Unaudited)


                                                                 For the Period
                                             For the             From Inception                 For the
                                           Nine Months         (February 7, 1997)            Three Months
                                       Ended September 30,      to September 30,          Ended September 30,
                                              1998                    1997             1998             1997
Revenues:

     Rent income                        $     432,020           $      32,220     $     180,360    $      32,220
     Interest income                           79,860                  21,830            17,860           21,830
                                        -------------           -------------     -------------    -------------
                                              511,880                  54,050           198,220           54,050
                                        -------------           -------------     -------------    -------------

Expenses:

     Depreciation expense                     144,700                   7,730            57,420            7,730
     Amortization expense                      57,440                   8,780            19,140            8,780
     Interest expense                         365,180                  74,170           121,730           72,620
     Management fees                           73,030                  26,890            24,340           24,340
     General and
        administrative                         21,090                  10,680            17,150           10,020
                                        -------------           -------------     -------------    -------------
                                              661,440                 128,250           239,780          123,490
                                        -------------           -------------     -------------    -------------
Net loss                                $   (149,560)           $     (74,200)    $     (41,560)   $     (69,440)
                                        ============            =============     =============    =============
Weighted average common
   shares outstanding                         243,420                  41,437           243,420           89,617
                                        =============           =============     =============    =============
Net loss per common share               $       (0.61)          $       (1.79)    $       (0.17)   $       (0.78)
                                        =============           =============     =============    =============















See accompanying notes.

                                                        AeroCentury IV, Inc.
                                                       Statements of Cash Flows
                                                              (Unaudited)



                                                                                             For the Period
                                                                                             From Inception
                                                             For the Nine Months           (February 7, 1997)
                                                             Ended September 30,            to September 30,
                                                                    1998                          1997


Net cash provided/(used) by operating activities              $           86,120             $         (660)

Investing activities:
     Investment in secured promissory note                              (866,670)                          -
     Repayment of secured promissory note                                866,670                           -
     Purchase of interest in aircraft                                 (1,041,610)                          -
                                                               -----------------             ---------------
Net cash used in investing activities                                 (1,041,610)                          -

Financing activities:
     Proceeds from issuance of medium-term
        secured promissory notes                                               -                     509,000
     Debt issue costs                                                          -                     (50,900)
     Proceeds from issuance of common stock                                    -                      10,000
                                                              ------------------             ---------------
Net cash provided by financing activities                                      -                     468,100
                                                              ------------------             ---------------

Net (decrease)/increase in cash                                         (955,490)                    467,440

Cash, beginning of period                                              1,944,120                           -
                                                              ------------------             ---------------

Cash, end of period                                           $          988,630             $       467,440
                                                              ==================             ===============




















See accompanying notes.

                              AeroCentury IV, Inc.
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


     1. Summary of Significant Accounting Policies

     Basis of presentation

     AeroCentury IV, Inc. (the "Company") was incorporated in the state of California on February 7, 1997 ("Inception"). All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. JetFleet Management Corp. ("JMC"), a subsidiary of JHC, is the management company for the Company, and also manages AeroCentury Corp., a Delaware corporation, and AeroCentury IV, Inc., a California corporation, which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of both companies.

     The accompanying balance sheets at September 30, 1998 and December 31, 1997 and statements of operations and cash flows for the nine months ended September 30, 1998 and the period from Inception (February 7, 1997) to September 30, 1997 and the three months ended September 30, 1998 and 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of the nine months of 1998 are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those etimates.

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

     Debt issue costs

     Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JHC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering. The Company also issued 102,620 shares of common stock to JHC as reimbursement of organization and offering costs JHC incurred in excess of the 2.0% cash reimbursement (collectively, the "Reimbursement").

     The Company capitalized the Reimbursement paid by the Company and amortizes such costs over the life of the Notes (approximately eight years).

                              AeroCentury IV, Inc.
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

     3. Aircraft and Aircraft Engines Under Operating Leases

     Aircraft and aircraft engines

     The Company's interests in aircraft are recorded at cost, which include acquisition costs. Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

     The Company owns a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647") and a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676")

     Aircraft and aircraft engines leases

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

     5. Secured note receivable

     As provided in the prospectus for the Offering, the Company may invest in Financial Assets, including indebtedness secured by Equipment. On March 4, 1998 the Company loaned $866,667 to ACY in connection with ACY's purchase of a Shorts SD-360 aircraft. ACY issued a secured promissory note (the "ACY Note") to the Company in the amount of the loan, which was secured by a perfected first lien security interest in the aircraft. Pursuant to the note's provision for prepayment at any time without penalty, ACY repaid the note in full during August 1998.

     6. Related Party Transactions

     The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the first nine months of 1998 and the period from Inception (February 7, 1997) to September 30, 1997, the Company paid a total of $73,030 and $26,890, respectively in management fees to JMC.

                              AeroCentury IV, Inc.
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


     6. Related Party Transactions (continued)

     JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. The Company paid JMC $58,500 in brokerage fees during the first nine months of 1998. No such brokerage fees or Chargeable Acquisition Expenses were paid to JMC during the same period in 1997.

     As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. Because the Offering was closed to new subscriptions during October 1997, the Company did not reimburse JHC for any organization and offering expenses during the first nine months of 1998. During the period from Inception (February 7, 1997) to September 30, 1997, the Company paid $87,760 to JHC.

     As discussed in Note 5, the Company loaned funds to ACY during March 1998 in connection with ACY's purchase of an aircraft. The Company received a promissory note, secured by the aircraft, from ACY. The note was repaid by ACY during August 1998.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Capital Resources and Liquidity

     On September 30, 1998, the Company had cash balances of $996,790. Of this amount, $8,160 was deposits which represent maintenance reserves collected from lessees and interest earned on those funds, as applicable. The remainder of the Company's cash balance was held primarily for the interest payment made to the Noteholders in November 1998, for normally recurring expenses and for investment in additional Income Producing Assets.

     Since Inception, the Company's funds have come in the form of an initial contribution from JHC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Noteholders and to the extent expenses exceed cash flows from leases.

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

     Cash flows from operations during the first nine months of 1998 were primarily from rent received for the Company's aircraft leases, including prepaid rent and rent accrued as receivable at December 31, 1997. The Company had no significant operations until the third quarter of 1997.

     Cash flows used in investing activities during the first nine months of 1998 consisted of the purchase of S/N AC-647. The Company used no cash in investing activities during the first nine months of 1997.

     The decrease in cash flows from financing activities from year to year was a result of the termination of the Offering during October 1997.

     Results of Operations

     The Company recorded a net loss of ($149,560) or ($0.61) and ($74,200) or ($1.79) per share for the nine months ended September 30, 1998 and the period from Inception (February 7, 1997) to September 30, 1997, respectively, and a net loss of ($41,560) or ($0.17) per share and ($69,440) or ($0.78) per share for the three months ended September 30, 1998 and 1997, respectively. The losses were a result of management fees and depreciation, amortization and interest expense, which more than offset the rental income received for the Company's aircraft. The increases in revenue and expenses from year to year was a result of the additional proceeds raised during the third quarter of 1997 and the aircraft acquired with those proceeds.

     Factors that May Affect Future Results

     Year 2000 Considerations. Management of the Company has directed its information technology ("IT") manager to require any software or hardware purchased for use by the Company to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation. The IT manager has determined that, because the Company's IT system is based on a "MacOS" system, the Company's internal technology systems are ready for Year 2000, and there should not be any material costs associated with such remediation. Furthermore, the phone and internet systems have been warranted by their vendors for Year 2000 compliance. The Company's internal and administrative operations are not highly dependent on any other advanced technology system, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues in its internal and administrative operations is not significant.

     Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company; however, a formal study has not yet been undertaken of the aircraft equipment on lease. The Company will be consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance. Since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft

     Of course, to the extent that a lessee has Year 2000 problems that significantly adversely affect its overall financial status, such material problems may affect the lessee's operations and increase the risk of default by a lessee under its lease with the Company. Furthermore, Year 2000 issues may have a material impact on FAA operations and the operations of certain air carriers, which in turn would negatively affect the aircraft industry in general.

     The Company's essential functions are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to the Company is not likely to cause a material loss to the Company. Of course, the Company' ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services, banking institutions. The state of Year 2000 readiness of these third parties cannot be assessed by the Company; however, management believes that a temporary interrruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibit 27.  Financial Data Schedule


2.  Reports on Form 8-K

       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AeroCentury IV, Inc.

November 5, 1998                     By:     /s/ Neal D. Crispin
Date                                    ----------------------------------------
                                         Neal D. Crispin, President and Chairman
                                         of the Board of Directors of the
                                         Registrant, Chief Financial Officer