Form 10KSB
period 1998-12-31
AEROCENTURY IV INC
filed 1999-03-26
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:  333-22239

                              AeroCentury IV, Inc.
                 (Name of small business issuer in its charter)

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
Yes X  No
   ---    ----

Check if there no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's most recent fiscal year:  $715,000

On March 26, 1999 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 26, 1999 the Issuer has 243,420 Shares of Common Stock outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one): Yes No X ---- ----

                                     PART I

Item 1.           Business.

Business of the Company

AeroCentury IV, Inc. (the "Company") was incorporated in the state of California on February 27, 1997 ("Inception"). The Company was formed solely for the purpose of offering up to $10,000,000 in 10% Secured Promissory Notes ("Notes") (the "Offering"). The Offering commenced in May 1997 and was terminated in August 1997, after $4,869,000 in Notes were sold. The proceeds of the Offering were used to purchase income producing assets ("Income Producing Assets") consisting of turboprop aircraft and aircraft engines, subject to operating or full payout leases with third parties.

All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to its newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages
AeroCentury Corp. ("ACY"), a Delaware corporation, and JetFleet III, a California corporation, which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

The sole director of the Company is Neal D. Crispin. The officers of the Company are Neal D. Crispin, President, Marc J. Anderson, Senior Vice President and Chief Operating Officer, Frank Duckstein, Vice President and Glenn Roberts, Secretary.

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

Aircraft and Aircraft Engines

The Company owns a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647") and a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676")

S/N 3606 and S/N 3676 are subject to similar 48-month leases, expiring on July 27, 2001, with a British regional airline.

S/N AC-647 is subject to a 36-month lease, expiring on April 13, 2001, with a regional carrier in Uruguay.

The Engine is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller ending on November 4, 2002. The Engine is subleased by the seller to a Mexican-based regional carrier.

Financial Assets

As provided in the prospectus for the Offering, the Company may invest in Financial Assets, including indebtedness secured by Equipment. On March 4, 1998 the Company loaned $866,670 to ACY, in connection with ACY's purchase of a Shorts SD-360 aircraft. ACY issued a secured promissory note to the Company in the amount of the loan, which was secured by a perfected first lien security interest in the aircraft. Pursuant to the note's provision for prepayment at any time without penalty, ACY repaid the note in full during August 1998. ACY paid the Company $43,910 of interest during the term of the loan.

Factors that May Affect Future Results

General Economic Conditions. The market for used aircraft has been cyclical, and usually reflects economic conditions and the strength of the travel and transportation industry. The Company believes that the air transport industry is currently stable, with demand for aircraft, asset prices and lease rates level, and in some cases, increasing. Nonetheless at any time, the market for used aircraft may be adversely affected by such factors as airline financial difficulties, higher fuel costs, and improved availability and economics of new replacement aircraft.

An adverse change in the global air travel industry, however, could result in reduced carrier revenue and excess capacity and increase the risk of failure of some weaker regional air carriers. While the Company believes that with proper asset and lessee selection in the current climate, as well as during such downturns, the impact of such changes on the Company can be reduced, there is no assurance that the Company's business will escape the effects of such a global downturn, or a regional downturn in an area where the Company has placed a significant amount of its assets.

Reliance on JMC. All management of the Company is performed by JMC pursuant to a management agreement between JMC and the Company. The Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of the Company are also officers or employees of JMC, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. Although the Company has taken steps to prevent such conflicts, such conflicts of interest arising from such dual roles may still occur.

Ownership Risks. The Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or re-sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to re-lease or re-sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket or sell its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

International Risks. The Company's portfolio currently consists of leases with foreign air carriers. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment, and related leases. This could add difficulty in recovering an engine in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region that such lessee is located even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy is not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which makes it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

Competition. The Company has many competitors in the aircraft leasing industry, including leasing companies, banks and other financial institutions and aircraft leasing partnerships. The market is highly competitive. Most of the Company's competitors have substantially greater financial and other resources than the Company.

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, could be held liable for injuries or damage to property caused by its assets. Though some protection may be provided by the United States Aviation Act with respect to its aircraft assets, it is not clear to what extent such statutory protection would be available to the Company and such act may not apply to aircraft operated in foreign countries. Though the Company may carry insurance or require a lessee to insure against a risk, some risks of loss may not be insurable. An uninsured loss with respect to the Equipment or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from such equipment.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to re-lease or re-sell equipment at acceptable rates may depend on the demand and market values at the time of re-lease or re-sale. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and re-sale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those aircraft engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases on leases to regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees results in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

Year 2000 Considerations. Management of the Company has directed its information technology ("IT") manager to require any software or hardware purchased for use by the Company to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation. The IT manager has determined that, because the Company's IT system is based on the "MacOS" system, the Company's internal technology systems are ready for Year 2000, and there should not be any material costs associated with such remediation. Furthermore, the phone and internet access systems have been warranted by their vendors for Year 2000 compliance. The Company's internal and administrative operations are not highly dependent on any other advanced technology system, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues in its internal and administrative operations is not significant.

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. The Company believes that there should not be any material costs in connection with such a study. The Company is consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance. Since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft.

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

The Company's essential functions are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry specific third party vendor or service provider to the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services, banking institutions. The Company is in the process of inquiring with such providers regarding their respective Year 2000 readiness. The state of Year 2000 readiness of these third parties cannot be assessed by the Company; however, management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

Item 2.           Properties.

The Company does not own or lease any real property, plant or materially important physical properties other than equipment under operating lease as set forth in Item 1.

The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by the Company.

Item 3.           Legal Proceedings.

The Company is not involved in any legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.           Market for the Common Equity and Related Stockholder Matters.

General

There is no established trading market for the Notes and the Notes are not listed on any securities exchange.

Number of Security Holders

         Number of holders of Notes ("Noteholders") as of March 26, 1999:  353

Dividends

The Company has not declared a dividend on Common Stock since its formation. The Company intends to retain earnings, if any, to pay interest on the Notes, to acquire additional aircraft assets, and to fund repayment of the Note principal upon the maturity date of the Notes. Under the Indenture under which the Notes were issued, dividends may not be paid until the Notes are repaid in full.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Although the Company was formed during February 1997, it had no significant operations until the third quarter of 1997.

Capital Resources and Liquidity

At the end of 1998, the Company had cash balances of $988,260 and deposits of $14,610. The Company's cash balances were held for the interest payment made to the Noteholders in February 1999, for normally recurring expenses and for investment in additional Income Producing Assets.

Since its formation, the Company's capital has come in the form of equity contributions from JHC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Noteholders and to the extent expenses exceed cash flows from leases.

The Company's primary use of its operating cash flow is interest payments to its Noteholders. Excess cash flow, after payment of interest and operating expenses is held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remain on lease.

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between April 2001 and November 2002.

         1998 versus 1997

The increase in cash flow from operations was due primarily to an increase in rent income from the Income Producing Assets purchased during 1997 and 1998, which was only partially offset by an increase in interest expense and management fees (see Results of Operations, below). As mentioned above, the Company had no significant operations until the third quarter of 1997.

During 1998, the Company invested approximately $1,041,610, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $66,610, in Income Producing Assets, compared to $2,571,910 invested in 1997. There was no cash flow from financing activities in 1998 because the Offering terminated in August 1997.

Although the Company has positive cash flow from operations, the Company operates at a net loss due to depreciation and interest expense.

Results of Operations

The Company recorded a net loss of ($184,230) or ($0.76) per share and ($121,450) or ($1.23) per share for the year ended December 31, 1998 and the period from Inception (February 7, 1997) to December 31, 1997, respectively.

         1998 versus 1997

Rental income increased by approximately $470,000 as a result of the additional rent received from aircraft purchased during the second half of 1997 and during 1998. Depreciation increased from year to year by approximately $168,000 as a result of depreciable aircraft purchased during the latter part of 1997 and during 1998. Amortization was approximately $49,000 higher in 1998 than in 1997 bcause of the additional proceeds raised in the Offering during 1997. Interest expense and management fees also increased by approximately $291,000 and $46,000, respectively, in 1998 as a result of the additional proceeds received over the term of the Offering during 1997 which were subject to interest and management fees for all of 1998.

Item 7.  Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for AeroCentury IV, Inc.:

                           Report of Independent Auditors, Vocker Kristofferson
                              and Co.
                           Balance Sheet as of December 31, 1998
                           Statements of Operations for the Year Ended December
                              31, 1998 and the Period from
                              Inception (February 7, 1997) to December 31, 1997
                           Statements of Changes in Shareholder's Equity for the
                              Year Ended December 31, 1998 and the Period from Inception (February 7, 1997) to December 31, 1997
                           Statements of Cash Flows for the Year Ended  December
                              31, 1998 and the Period from Inception (February 7, 1997) to December 31, 1997
                           Notes to Financial Statements

         (2)      Schedules:

                           Allschedules  have been  omitted  since the  required
                              information   is   presented   in  the   financial
                              statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of AeroCentury IV, Inc.


We have audited the accompanying balance sheet of AeroCentury IV, Inc., California corporation, as of December 31, 1998 and the related statements of operations, shareholder's equity and cash flows for the year ended December 31, 1998 and the period from Inception (February 7, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury IV, Inc., at December 31, 1998 and the related statements of operations, shareholder's equity and cash flows for the year ended December 31, 1998 and the period from Inception (February 7, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.



VOCKER KRISTOFFERSON AND CO.

/s/Vocker Kristofferson and Co.

February 4, 1999
San Mateo, California

                              AEROCENTURY IV, INC.
                                  Balance Sheet
                                December 31, 1998


                                     ASSETS
Current assets:
     Cash                                                                  $     988,260
     Deposits                                                                     14,610
     Rent receivable                                                              54,260
     Accounts receivable                                                           6,410
                                                                           -------------
Total current assets                                                           1,063,540

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $242,160                               3,371,360
Debt issue costs, net of accumulated
     amortization of $104,500                                                    485,010
                                                                           -------------

Total assets                                                               $   4,919,910
                                                                           =============


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                      $      11,000
     Interest payable                                                             81,150
     Maintenance deposits                                                         21,020
                                                                           -------------
Total current liabilities                                                        113,170

Medium-term secured notes                                                      4,869,000

Total liabilities                                                              4,982,170

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                            (305,680)
                                                                           -------------
Total shareholder's equity                                                      (62,260)
                                                                           -------------

Total liabilities and shareholder's equity                                 $   4,919,910
                                                                           =============


See accompanying notes.


                              AEROCENTURY IV, INC.
                            Statements of Operations


                                                                                            For the
                                                                      For the        period from Inception
                                                                    year ended       (February 7, 1997) to
                                                                   December 31,          December 31,
                                                                       1998                  1997
Revenues:

     Rent income                                                  $      625,280        $     155,300
     Interest income                                                      89,720               71,590
                                                                  --------------        -------------

                                                                         715,000              226,890
                                                                  --------------        -------------

Expenses:

     Depreciation                                                        204,810               37,350
     Amortization                                                         76,580               27,920
     Interest                                                            486,900              195,990
     Management fees                                                      97,380               51,240
     Professional fees and general and administrative                     32,760               35,040
                                                                  --------------        -------------

                                                                         898,430              347,540
                                                                  --------------        -------------

Loss before taxes                                                      (183,430)            (120,650)

Provision for income taxes                                                   800                  800
                                                                  --------------        -------------

Net loss                                                          $    (184,230)        $   (121,450)
                                                                  ==============        =============

Weighted average common shares outstanding                               243,420               98,929
                                                                  ==============        =============

Basic loss per common share                                       $       (0.76)        $      (1.23)
                                                                  ==============        =============


See accompanying notes.

                              AEROCENTURY IV, INC.
                       Statements of Shareholder's Equity
                  For the year ended December 31, 1998 and the
              period from Inception (February 7, 1997) to December
                                    31, 1997


                                                                                                          Total
                                                   Preferred          Common         Accumulated      Shareholder's
                                                     Stock             Stock           Deficit           Equity

Issuance of 243,420 shares of common stock       $           -    $      243,420    $           -    $      243,420

Net loss for the period                                      -                 -        (121,450)         (121,450)
                                                 -------------    --------------    -------------    --------------

Balance, December 31, 1997                                   -           243,420        (121,450)           121,970

Net loss for the period                                      -                 -        (184,230)         (184,230)
                                                 -------------    --------------    -------------    --------------

Balance, December 31, 1998                       $           -    $      243,420    $     305,680    $     (62,260)
                                                 =============    ==============    =============    ==============


See accompanying notes.

                              AEROCENTURY IV, INC.
                            Statements of Cash Flows


                                                                                            For the
                                                                      For the        period from Inception
                                                                    year ended       (February 7, 1997) to
                                                                   December 31,          December 31,
                                                                       1998                  1997
Operating activities:
     Net loss                                                     $    (184,230)        $   (121,450)
     Adjustments to reconcile net loss to
       net cash provided/(used) by operating activities:
         Depreciation                                                    204,810               37,350
         Amortization                                                     76,580               27,920
         Change in operating assets and liabilities:
           Deposits                                                     (14,610)                    -
           Accounts receivable                                           (1,780)              (4,620)
           Rent receivable                                              (22,040)             (32,220)
           Accounts payable                                                6,000                5,000
           Interest payable                                                    -               81,150
           Maintenance deposits                                           21,020                    -
                                                                  --------------        -------------
Net cash provided/(used) by operating activities                          85,750              (6,870)

Investing activities:
     Investment in secured promissory note                             (866,670)                    -
     Repayment of secured promissory note                                866,670                    -
     Purchase of interests in aircraft                               (1,041,610)          (2,571,910)
                                                                  --------------        -------------
Net cash used in invested activities                                 (1,041,610)          (2,571,910)

Financing activities:
     Proceeds from issuance of medium-term secured notes                       -            4,869,000
     Debt issue costs                                                          -            (486,900)
     Proceeds from issuance of common stock                                    -              140,800
                                                                  --------------        -------------
Net cash provided by financing activities                                      -            4,522,900
                                                                  --------------        -------------

Net (decrease)/increase in cash                                        (955,860)            1,944,120

Cash, beginning of period                                              1,944,120                    -
                                                                  --------------        -------------

Cash, end of period                                               $      988,260        $   1,944,120
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                                                                            1998                 1997
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $      486,900        $     121,960
     Income taxes                                                            800                  800

Supplemental schedule of noncash investing and financing activities:
During 1997, JHC contributed $102,620 of the total it paid for debt issue costs as a common stock investment in the Company.

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

         All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to a newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages
AeroCentury Corp. ("ACY"), a Delaware corporation, and JetFleet III, a California corporation, which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         As the Company has substantial amounts of long-lived assets that are potentially subject to impairment, FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" has been applied for the year ending December 31, 1998. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. There were no write-downs required during 1998.

         Debt Issue Costs

         Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JHC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement").

         To the extent that JHC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JHC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company can issue was limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company.

         The Company capitalized the Reimbursement paid by the Company and amortizes such costs over the life of the Notes (approximately eight years).

         Assets Subject to Lien

         The Company's obligations under the Notes are secured by a security interest in all of the Company's right, title and interest in the Income Producing Assets acquired by the Company.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies (continued)

         Income Taxes

         The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.


         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and are subject to withdrawal restrictions. As of December 31, 1998, the Company maintained $965,080 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647") and a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676")

         The Company invested approximately $1,041,610, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $66,610, in aircraft assets during 1998.

         Aircraft and Aircraft Engines Leases

         S/N 3606 and S/N 3676 are subject to similar 48-month leases, expiring on July 27, 2001, with a British regional airline.

         S/N AC-647 is subject to a 36-month lease, expiring on April 13, 2001, with a regional carrier in Uruguay.

         The Engine is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller, expiring on November 4, 2002. The Engine is subleased by the seller to a Mexican-based regional carrier.

         All of the Company's aircraft are leased and operated internationally. All leases relating to these aircraft are denominated and payable in U.S. dollars.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements


2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         The Company leases its aircraft to lessees domiciled in three geographic areas. The tables below set forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                                                                                       For the
                                                                             For the            Period from Inception
                                                                           Year Ended           (February 7, 1997) to
                                                                          December 31,              December 31,
Region                                                                        1998                      1997
------                                                                        ----                      ----
Operating lease revenue:
         Europe                                                        $        362,480          $          125,300
         South America                                                           90,300                           -
         Mexico                                                                 172,500                      30,000
                                                                       ----------------          ------------------
Total                                                                  $        625,280          $          155,300
                                                                       ================          ==================

Operating lease revenue less depreciation:
         Europe                                                        $        238,150          $           92,140
         South America                                                           60,070                           -
         Mexico                                                                 122,250                      25,810
                                                                       ----------------          ------------------
Total                                                                  $        420,470          $          117,950
                                                                       ================          ==================

Net book value of operating leased assets:
         Europe                                                        $      1,516,520
         South America                                                        1,011,370
         Mexico                                                                 843,470
                                                                       ----------------
Total                                                                  $      3,371,360
                                                                       ================

         As of December 31, 1998, minimum future lease rent payments receivable under noncancelable leases were as follows:

                           Year                       Amount

                           1999                  $     773,040
                           2000                        773,040
                           2001                        465,740
                           2002                        150,000
                           2003                              -
                                                 -------------

                                                 $   2,161,820

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Detail of Investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 1998 and 1997:

                                                                        Accumulated
                                                     Cost              Depreciation               Net

Additions                                        $   2,571,910         $    (37,350)         $   2,534,560
                                                 -------------         ------------          -------------
Balance, December 31, 1997                           2,571,910              (37,350)             2,534,560

Additions                                            1,041,610             (204,810)               836,800
                                                 -------------         -------------         -------------
Balance, December 31, 1998                       $   3,613,520         $   (242,160)         $   3,371,360
                                                 =============         =============         =============

3.       Medium-term secured Notes

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

4.       Income taxes

         The items comprising income tax expense are as follows:


                                                                                             1998              1997


                                                                                             ----              ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                    (62,640)            41,290
              State                                                                      (10,750)             7,090
                                                                                    ------------     --------------
              Deferred tax provision                                                     (73,390)            49,180
              Valuation allowance                                                          73,390          (48,380)
                                                                                    -------------    --------------

         Total provision for income taxes                                           $         800    $          800
                                                                                    =============    ==============



                              AEROCENTURY IV, INC.
                          Notes to Financial Statements


4.       Income taxes (continued)

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                             1998              1997
                                                                                             ----              ----

         Income tax expense at statutory federal income tax rate                    $    (62,640)    $     (41,290)
         State taxes net of federal benefit                                              (10,750)           (7,090)
         State franchise taxes                                                                800
         Valuation allowance                                                               73,390            48,380
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $            -
                                                                                    =============    ==============

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of December 31, 1998 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $   (133,890)
              Maintenance reserves and other                                              (8,370)
                                                                                    -------------
                  Subtotal                                                              (142,260)
                  Valuation allowance                                                     121,770
                                                                                    -------------
                  Net deferred tax asset                                                   20,490
         Deferred tax liabilities:
              Amortization of organizational costs                                            270
              Depreciation on aircraft                                                     20,220
                                                                                     ------------
                                                                                    $           -
                                                                                    =============

         The Company anticipates that deferred tax liabilities will be offset by deferred tax assets and has recorded a valuation allowance for the remaining portion of deferred tax assets as the Company does not anticipate generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses may be carried forward for fifteen or twenty years depending on when they were created, and begin to expire in 2012.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1998 and 1997, the Company accrued a total of $97,380 and $51,240, respectively, in management fees due JMC.

         JMC may receive a brokerage fee for locating assets for the Company, and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 1998 and 1997, the Company paid JMC a total of $58,500 and $299,000, respectively, in brokerage fees and reimbursed JMC for $8,110 and $22,900, respectively, for Chargeable Acquisition Expenses. No remarketing fees were paid during 1998 or 1997

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements


5.       Related Party Transactions (continued)

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. In 1997, the Company paid $97,380 to JHC. In addition, during 1997, JHC contributed $102,620 of the total it paid for organization and offering expenses as a common stock investment in the Company. JHC purchased 130,800 additional shares of common stock in the Company at a price of $1.00 per share on August 6, 1997.

         As provided in the prospectus for the Offering, the Company may invest in Financial Assets, including indebtedness secured by Equipment. On March 4, 1998 the Company loaned $866,670 to ACY in connection with ACY's purchase of a Shorts SD-360 aircraft. ACY issued a secured promissory note to the Company in the amount of the loan, which was secured by a perfected first lien security interest in the aircraft. Pursuant to the note's provision for prepayment at any time without penalty, ACY repaid the note in full during August 1998. ACY paid the Company $43,910 of interest during the term of the loan.







8
21

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

General

Pursuant to a Management Agreement between the Company and JMC, JMC is responsible for most management decisions, has responsibility for supervising the Company's day-to-day operations, including compliance with legal and regulatory requirements, and is responsible for cash management and communications between the Company and the holders of Notes. The Management Agreement authorizes JMC, in its sole discretion, to acquire, hold title to, sell, lease, re-lease or otherwise dispose of Income Producing Assets or any interest therein, on behalf of the Company when and upon such terms as JMC determines to be in the best interests of the Company, subject to certain limitations set forth in the Prospectus.

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

Marc J. Anderson                        Senior Vice President of the Company

Frank Duckstein                         Vice President of the Company

Glenn Roberts                           Secretary of the Company

Sidney F. Gage                          Member of JMC's Advisory Board


Neal D. Crispin, age 53. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC and JMC. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Marc J. Anderson, age 62. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President and Chief Operating Officer of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to 1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed with several airlines in various roles of increasing responsibility beginning in 1959.

Frank Duckstein, age 44. Mr. Duckstein is the Company's Vice President, Remarketing. He holds the same position with JMC. Mr. Duckstein has been in charge of market development for JMC since joining JMC 1995. From 1989 to 1995, Mr. Duckstein served as Director of Marketing for PLM International, a transportation equipment leasing company. While at PLM, he was responsible for sales and remarketing, market research and development, both domestically and internationally, of PLM's corporate and commuter aircraft, as well as their helicopter fleet. Previously, he was with the following international and regional airlines operating within Europe and the U.S. with responsibility for operation, market development and sales: Direct Air (Berlin, Germany); Air
Berlin (Berlin, Germany), and Aeroamerica (Berlin, Germany). Mr. Duckstein attended the Technical University of Berlin, majoring in Economics.

Glenn Roberts, age 34, Secretary, is also the Controller of JMC and ACY. Mr. Roberts has been employed by JMC and CMA since 1989. He has also served as Manager of Investor Relations for several equipment leasing programs sponsored by JMC and CMA and as a financial analyst for JMC. Mr. Roberts was previously employed as a production manager for a database publishing firm specializing in company and industry research reports.

Sidney F. Gage, age 55, Member of JMC Advisory Board. Mr. Gage has been a partner of Gage & Baumgarten, a management consulting firm specializing in strategic business planning, since 1990. Previously, he was Executive Vice President and Director of Mission Resources, Inc., the managing general partner of Mission Resource Partners, an oil and gas company on the American Stock Exchange, and President of Mission Securities, Inc., its NASD broker-dealer affiliate. He is a certified public accountant with degrees from the University of Notre Dame and the Stanford University Graduate School of Business. Mr. Gage has served as a consultant to the CMA Group of companies since 1990.

Item 10.          Executive Compensation.

The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 1998 and 1997.

Compensation

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.50% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During 1998 and 1997, the Company accrued a total of $97,380 and $51,240, respectively, in management fees due JMC.

JMC may receive a brokerage fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee shall not exceed the fair market value of the asset based on appraisal. During 1998 and 1997, the Company paid JMC a total of $58,500 and $299,000, respectively, in brokerage fees and reimbursed JMC for $8,110 and $22,900, respectively, in Chargeable Acquisition Expenses. No remarketing fees were paid during 1998 or 1997.

The Company reimburses JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 1998. In 1997, the Company paid $97,380 to JHC. In addition, during 1997, JHC contributed $102,620 of the total it paid for organization and offering expenses as a common stock investment in the Company.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

No person is known to the Company to be the beneficial owner of more than 5% of the Units. No officer or director of JHC or JMC or any of its related parties beneficially owns any Units.

JHC owns 100% of the issued and outstanding common stock of the Company. Mr. Crispin, President of JHC, and Toni M. Perazzo, Vice President-Finance of JHC, collectively own the majority of the issued and outstanding common stock of JHC, including shares owned by CMA Consolidated, an affiliated company controlled by Mr. Crispin. Marc J. Anderson, Senior Vice President of JMC owns approximately 1% of JHC's common stock.

Item 12.          Certain Relationships and Related Transactions.

See Item 10, above.

Item 13.          Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on form 8-K Filed in Last Quarter

                  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                                        AEROCENTURY IV, INC.


                                        By: /s/ Neal D. Crispin
                                        -----------------------
                                        Neal D. Crispin
                                        Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 26, 1999.

Signature                                   Title

/s/ Neal D. Crispin                         President and Chairman of the
----------------------                      Board of Directors of the Registrant
Neal D. Crispin                             Chief Financial Officer