Form 10QSB
period 1999-03-31
AEROCENTURY IV INC
filed 1999-05-17
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-QSB

(Mark One) [ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:  333-22239


                            AeroCentury IV, Inc.
              (Name of small business issuer in its charter)

         California                                      94-3260392
 State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                 1440 Chapin Avenue, Suite 310
                    Burlingame, California                        94010
           (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:                (650) 340-1880
Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:         None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


On May 14, 1999 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of May 14, 1999 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):
Yes               No       X

Part I.           Financial Information

Item 1.           Financial Statements.


                                                         AEROCENTURY IV, INC.
                                  Balance Sheet
                                 March 31, 1999


                                                                ASSETS

Current assets:
     Cash                                                                  $   1,038,210
     Deposits                                                                     14,610
     Rent receivable                                                              80,620
     Accounts receivable                                                          18,390
                                                                           -------------
Total current assets                                                           1,151,830

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $302,300                               3,311,220
Debt issue costs, net of accumulated
     amortization of $123,650                                                    465,870
                                                                           -------------

Total assets                                                               $   4,928,920
                                                                           =============


                                                 LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                      $       9,250
     Interest payable                                                             81,150
     Prepaid rent                                                                 24,170
     Maintenance deposits                                                         33,000
                                                                           -------------
Total current liabilities                                                        147,570

Medium-term secured notes                                                      4,869,000

Total liabilities                                                              5,016,570

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                            (331,070)
                                                                           -------------
Total shareholder's equity                                                      (87,650)
                                                                           -------------

Total liabilities and shareholder's equity                                 $   4,928,920
                                                                           =============


See accompanying notes.



                                                         AEROCENTURY IV, INC.
                                                       Statements of Operations


                                                                  For the Three Months Ended March 31,


                                                                       1999                  1998
                                                                       ----                  ----
Revenues:

     Rent income                                                  $      193,260        $     110,000
     Interest income                                                       8,300               24,950
                                                                  --------------        -------------

                                                                         201,560              134,950
                                                                  --------------        -------------

Expenses:

     Depreciation                                                         60,130               43,640
     Amortization                                                         19,150               19,150
     Interest                                                            121,730              121,730
     Management fees                                                      24,340               24,340
     Professional fees and general and administrative                      1,600                  260
                                                                  --------------        -------------

                                                                         226,950              209,120
                                                                  --------------        -------------

Net loss                                                          $     (25,390)        $    (74,170)
                                                                  ==============        =============

Weighted average common shares outstanding                               243,420              243,420
                                                                  ==============        =============

Basic loss per common share                                       $       (0.10)        $      (0.30)
                                                                  ==============        =============


See accompanying notes.


                              AEROCENTURY IV, INC.
                                                       Statements of Cash Flows


                                                                  For the Three Months Ended March 31,

                                                                       1999                  1998
                                                                       ----                  ----

Net cash provided by operating activities                         $       49,950        $      57,120

Investing activity -
     Investment in secured promissory note                                     -            (866,670)
                                                                  --------------        -------------

Net increase/(decrease) in cash                                           49,950            (809,550)

Cash, beginning of period                                                988,260            1,944,120
                                                                  --------------        -------------

Cash, end of period                                               $    1,038,210        $   1,134,570
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                     $      121,730        $     121,730
     Income taxes                                                              -                    -


See accompanying notes.


                          AEROCENTURY IV, INC.
                    Notes to Financial Statements
                            March 31, 1999


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

     The accompanying balance sheet at March 31, 1999 and statements of operations and cash flows for the three months ended March 31, 1999 and 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         Organization and Capitalization

     All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to a newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages
AeroCentury Corp. ("ACY"), a Delaware corporation, and JetFleet III, a California corporation ("JetFleet III"), which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

         Aircraft and Aircraft Engines Under Operating Leases

     The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life (generally assumed to be twelve years) to its estimated residual value.

         Debt Issue Costs

     Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JHC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement").

     To the extent that JHC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JHC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company issued was limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company.

     The Company capitalized the Reimbursement paid by the Company and amortizes such costs over the life of the Notes (approximately eight years).

         Assets Subject to Lien

     The Company's obligations under the Notes are secured by a security interest in all of the Company's right, title and interest in the Income Producing Assets acquired by the Company.

                           AEROCENTURY IV, INC.
                      Notes to Financial Statements
                             March 31, 1999


1.       Basis of Presentation (continued)

         Income Taxes

     The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.

         Cash and Cash Equivalents/Deposits

     The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and are subject to withdrawal restrictions. As of March 31, 1999, the Company maintained $1,048,380 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

     The Company owns a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647") and a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676")

     The Company did not purchase any aircraft during the first quarter of 1999.

         Aircraft and Aircraft Engines Leases

         S/N 3606 and S/N 3676 are subject to similar 48-month leases, expiring on July 27, 2001, with a British regional airline.

         S/N AC-647 is subject to a 36-month lease, expiring on April 13, 2001, with a regional carrier in Uruguay. Management has ordered the lessee to cease flying the aircraft due to non-payment of rent. Management is negotiating with the lessee regarding its continued use of the aircraft.

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

                                                         AEROCENTURY IV, INC.
                          Notes to Financial Statements
                                 March 31, 1999

4.       Income Taxes

         The items comprising income tax expense are as follows:


         Current tax provision:
                  Federal                                         $           -
                  State                                                       -
                                                                  --------------
                  Current tax provision                                       -
                                                                  --------------

         Deferred tax provision:
                  Federal                                                (8,904)
                  State                                                  17,303
                                                                  --------------
                  Deferred tax provision                                  8,399
                  Valuation Allowance                                    (8,399)
                                                                  --------------
         Total provision for income taxes                         $            -
                                                                  ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at
               statutory federal income tax rate                  $      (8,631)
         State taxes net of federal benefit                                 (41)
         Tax rate differences                                             17,343
         California franchise tax                                          (272)
         Valuation allowance                                             (8,399)
                                                                  --------------
         Total provision for income taxes                         $            -
                                                                  ==============


         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of March 31, 1999 are as follows:

         Deferred tax assets:
                  Net operating loss                              $    (116,576)
                  Prepaid rent                                           (8,255)
                  Maintenance reserves                                  (11,274)
                                                                  --------------
                           Subtotal                                    (136,105)
                           Valuation allowance                          113,368
                                                                  --------------
                           Net deferred tax assets                      (22,737)
         Deferred tax liabilities:
                  Amortization of organizational costs                      225
                  Depreciation on aircraft                               22,512

                                                                  $            -
                                                                  ==============

         The Company anticipates that deferred tax liabilities will be offset by deferred tax assets and has recorded a valuation allowance for the remaining portion of deferred tax assets as the Company does not anticipates generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses may be carried forward for fifteen to twenty years depending upon when they were created and begin to expire in 2012.

                                                         AEROCENTURY IV, INC.
                          Notes to Financial Statements
                                 March 31, 1999


5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first three months of 1999, the Company paid a total of $24,340 in management fees due JMC. The same amount was accrued during the first three months of 1998.

         JMC may receive a brokerage fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first quarters of 1999 or 1998, it did not pay any brokerage fees or Chargeable Acquisition Expenses to JMC.

         As discussed in Note 2, the Company owns a 50% undivided interest in S/N 3676. The remaining 50% undivided interest is owned by JetFleet III. Each co-owner of S/N 3676 receives its pro-rata share of rent income received from the lessee.

         As provided in the prospectus for the Offering, the Company may invest in Financial Assets, including indebtedness secured by Equipment. During March 1998, the Company loaned $866,670 to ACY in connection with ACY's purchase of a Shorts SD-360 aircraft. ACY issued a secured promissory note to the Company in the amount of the loan, which was secured by a perfected first lien security interest in the aircraft. Pursuant to the note's provision for prepayment at any time without penalty, ACY repaid the note in full during August 1998. ACY paid the Company $8,090 of interest during the first quarter of 1998.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Capital Resources and Liquidity

At the end of March 1999, the Company had cash balances of $1,038,210 and deposits of $14,610. The Company's cash balances were held for the interest payment made to the Noteholders in May 1999, for normally recurring expenses and for investment in additional Income Producing Assets.

The primary source of the Company's funds is rental revenue from the Income Producing Assets. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Noteholders and to the extent expenses exceed cash flows from leases.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between April 2001 and November 2002. As mentioned in Note 2, management has ordered the lessee of S/N AC-647 to cease flying the aircraft due to non-payment of rent. Management is negotiating with the lessee regarding its continued use of the aircraft. The Company holds a security deposit equal to four months of rent and may offset rent receivable with the security deposit. Management believes that the Company will have adequate cash flow to meeting any on-going operational needs, even if it must seek a new lessee for S/N AC-647.

Although the Company had a decreased net loss in the first quarter of 1999 versus the same period in 1998 (see "Results of Operations", below), cash flow from operations was approximately the same in the first three months of 1999 and 1998. The decrease in cash flow used by investing activities was because the Company invested $866,670 in Income Producing Assets during the first quarter of 1998 versus no such activities in the same period of 1999. There was no cash flow from financing activities in 1999 or 1998 because the Offering terminated in August 1997.

Although the Company has positive cash flow from operations, the Company operates at a net loss due to depreciation and interest expense.

Results of Operations

The Company recorded a net loss of ($25,390) or ($0.10) per share and ($74,170) or ($0.30) per share for the three months ended March 31, 1999, respectively.

Rental income increased by approximately $83,000, primarily because of the additional rent accrued for S/N AC-647 which was purchased during the second half of 1998. Depreciation also increased from year to year by approximately $16,000 as a result of this acquisition.

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

An adverse change in the global air travel industry, however, could result in reduced carrier revenue and excess capacity and increase the risk of failure of some weaker regional air carriers. While the Company believes that with proper asset and lessee selection the impact of such changes on the Company can be reduced, there is no assurance that the Company's business will escape the effects of such a global downturn, or a regional downturn in an area where the Company has placed a significant amount of its assets.

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

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. The Company believes that there should not be any material costs in connection with such a study. The Company has been consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance. Since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft.

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

The Company's essential functions are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services, banking institutions. The Company is monitoring the Year 2000 readiness of such providers. Management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1999.

                                                  AEROCENTURY IV, INC.


                                               By: /s/ Neal D. Crispin
                                                   Neal D. Crispin
                                               Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 14, 1999.

Signature                                         Title

/s/ Neal D. Crispin                     President and Chairman of the
Neal D. Crispin                         Board of Directors of the Registrant
                                        Chief Financial Officer