Form 10QSB
period 1999-06-30
AEROCENTURY IV INC
filed 1999-08-16
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

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


On August 16, 1999 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of August 16, 1999 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No       X

Part I.           Financial Information

Item 1.           Financial Statements.


                               AEROCENTURY IV, INC.
                                  Balance Sheet
                                  June 30, 1999


                                     ASSETS

Current assets:
     Cash                                                                  $     960,960
     Deposits                                                                     14,610
     Rent receivable                                                             106,310
                                                                           -------------
Total current assets                                                           1,081,880

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $362,430                               3,251,090
Debt issue costs, net of accumulated
     amortization of $142,790                                                    446,730
Other assets                                                                      26,630
                                                                           -------------

Total assets                                                               $   4,806,330
                                                                           =============


                           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                      $       7,100
     Interest payable                                                             81,150
     Prepaid rent                                                                 24,170
     Maintenance deposits                                                         14,610
                                                                           -------------
Total current liabilities                                                        127,030

Medium-term secured notes                                                      4,869,000

Total liabilities                                                              4,996,030

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                            (433,120)
                                                                           -------------
Total shareholder's equity                                                     (189,700)
                                                                           -------------

Total liabilities and shareholder's equity                                 $   4,806,330
                                                                           =============


See accompanying notes.



                                                         AEROCENTURY IV, INC.
                                                       Statements of Operations


                                                       For the Six Months                For the Three Months
                                                        Ended June 30,                     Ended June 30,

                                                      1999              1998            1999              1998
                                                      ----              ----            ----              ----
Revenues:

     Rent income                                 $     330,620    $      251,660    $     137,360    $      141,660
     Interest income                                    18,080            62,000            9,780            37,050
                                                 -------------    --------------    -------------    --------------

                                                       348,700           313,660          147,140           178,710
                                                 -------------    --------------    -------------    --------------

Expenses:

     Depreciation                                      120,260            87,290           60,130            43,640
     Amortization                                       38,290            38,290           19,150            19,150
     Interest                                          243,450           243,450          121,730           121,730
     Management fees                                    48,690            48,690           24,340            24,340
     Professional fees and
        general and administrative                      24,650             3,940           23,040             3,670
                                                 -------------    --------------    -------------    --------------

                                                       475,340           421,660          248,390           212,530
                                                 -------------    --------------    -------------    --------------

Loss before taxes                                $   (126,640)    $    (108,000)    $   (101,250)    $     (33,820)

Provision for income taxes                                 800                 -              800                 -
                                                 -------------    --------------    -------------    --------------

Net loss                                         $   (127,440)    $    (108,000)    $   (102,050)    $     (33,820)
                                                 =============    ==============    =============    ==============

Weighted average common shares outstanding             243,420           243,420          243,420           243,420
                                                 =============    ==============    =============    ==============

Basic loss per common share                      $      (0.52)    $       (0.44)    $      (0.42)    $       (0.14)
                                                 =============    ==============    =============    ==============


See accompanying notes.


                                      AEROCENTURY IV, INC.
                                    Statements of Cash Flows


                                                                    For the Six Months Ended June 30,

                                                                       1999                  1998

Net cash (used)/provided by operating activities                  $     (27,300)        $      52,140

Investing activity -
     Investment in secured promissory note                                     -            (866,670)
                                                                  --------------        -------------

Net decrease in cash                                                    (27,300)            (814,530)

Cash, beginning of period                                                988,260            1,944,120
                                                                  --------------        -------------

Cash, end of period                                               $      960,960        $   1,129,590
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                     $     $243,450        $     243,450
     Income taxes                                                            800                  800


See accompanying notes.

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements
                                  June 30, 1999


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

         The accompanying balance sheet at June 30, 1999 and statements of operations and cash flows for the six months and three months ended June 30, 1999 and 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements
                                  June 30, 1999


1.       Basis of Presentation (continued)

         Income Taxes

         The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and are subject to withdrawal restrictions. As of June 30, 1999, the Company maintained $942,160 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647") and a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676")

         The Company did not purchase any aircraft during the first six months of 1999. As discussed in Note 6, the Company purchased an additional aircraft during July 1999.

         Aircraft and Aircraft Engines Leases

         S/N 3606 and S/N 3676 are subject to similar 48-month leases, expiring on July 27, 2001, with a British regional airline.

         S/N AC-647 was subject to a 36-month lease, expiring on April 13, 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent and is seeking re-lease opportunities. In connection with the repossession, the Company recorded a write-off of approximately $4,300 which represents rent receivable in excess of the letter of credit held by the Company, which the Company is in the process of collecting.

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



                              AEROCENTURY IV, INC.
                          Notes to Financial Statements
                                  June 30, 1999


4.       Income Taxes

         The items  comprising  income tax expense for the six months ended June
30, 1999 are as follows:


         Current tax provision:
                  Federal                                         $           -
                  State                                                      800
                                                                  --------------
                  Current tax provision                                      800
                                                                  --------------

         Deferred tax provision:
                  Federal                                               (43,600)
                  State                                                   17,140
                                                                  --------------
                  Deferred tax provision                                (26,460)
                  Valuation allowance                                     26,460
                                                                  --------------
         Total provision for income taxes                         $          800
                                                                  ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at
               statutory federal income tax rate                  $     (43,330)
         State taxes net of federal benefit                                (200)
         Tax rate differences                                             17,340
         California franchise tax                                            530
         Valuation allowance                                              26,460
                                                                  --------------
         Total provision for income taxes                         $          800
                                                                  ==============


         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant  portion of deferred tax assets and  liabilities as of June 30, 1999 are as follows:

         Deferred tax assets:
                  Net operating loss                              $      162,610
                  Prepaid rent                                             8,260
                  Maintenance reserves                                     4,990
                  State franchise taxes                                      270
                                                                  --------------
                           Subtotal                                      176,130
                           Valuation allowance                         (148,230)
                                                                  --------------
                           Net deferred tax assets                        27,900
         Deferred tax liabilities:
                  Amortization of organizational costs                     (210)
                  Depreciation on aircraft                              (27,690)

                                                                  $            -
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

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements
                                  June 30, 1999


5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first six months of 1999, the Company paid a total of $48,690 in management fees due JMC. The same amount was accrued during the first six months of 1998.

         JMC may receive a brokerage fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first six months of 1999 or 1998, it did not pay any brokerage fees or Chargeable Acquisition Expenses to JMC.

         As discussed in Note 2, the Company owns a 50% undivided interest in S/N 3676. The remaining 50% undivided interest is owned by JetFleet III. Each co-owner of S/N 3676 receives its pro-rata share of rent income received from the lessee.

         As provided in the prospectus for the Offering, the Company may invest in Financial Assets, including indebtedness secured by Equipment. During March 1998, the Company loaned $866,670 to ACY in connection with ACY's purchase of a Shorts SD-360 aircraft. ACY issued a secured promissory note to the Company in the amount of the loan, which was secured by a perfected first lien security interest in the aircraft. Pursuant to the note's provision for prepayment at any time without penalty, ACY repaid the note in full during August 1998. ACY paid the Company $34,090 of interest during the first six months of 1998.

6.       Subsequent Event

         During July 1999, the Company purchased a 67% interest in a deHavilland DHC-6 aircraft subject to a lease with a regional carrier in Colombia. The remaining interest is owned by JetFleet III.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's lack of significant operating expenses in connection with assets that remain on lease; the Company's cash flow, even if S/N AC-647 remains off lease for the remainder of 1999; and the Company's exposure to loss as a result of Year 2000 issues are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Capital Resources and Liquidity

At the end of June 1999, the Company had cash balances of $960,960 and deposits of $14,610. The Company's cash balances were held primarily for the interest payment made to the Noteholders in August 1999, for normally recurring expenses and for investment in additional Income Producing Assets.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between April 2001 and November 2002. As mentioned in Note 2 to the financial statements, management has repossessed S/N AC-647 due to non-payment of rent and is seeking re-lease opportunities. The Company holds a security deposit equal to four months of rent and has offset rent receivable of $68,800 with the security deposit. Management believes that the Company will have adequate cash flow to meet any on-going operational needs, even if S/N AC-647 remains off-lease for the remainder of 1999.

The decrease in cash flow from operations was due primarily to an increase in accounts and rent receivable in 1999 compared to 1998. This effect was only partially offset by an increase in rent income and depreciation for S/N AC-647 which was purchased during the third quarter of 1998.

The decrease in cash flow used by investing activities was because the Company invested $866,670 in Income Producing Assets during the first six months of 1998 versus no such activities in the same period of 1999. There was no cash flow from financing activities in 1999 or 1998 because the Offering terminated in August 1997.

Results of Operations

The Company recorded a net loss of ($126,640) and ($108,000) or ($0.52) and ($0.44) per share for the six months ended June 30, 1999 and 1998, respectively, and ($102,050) and ($33,820) or ($0.42) and ($0.14) per share for the three months ended June 30, 1999 and 1998, respectively.

Rental income increased by approximately $79,000 for the six month period in 1999 due to the additional rent accrued for S/N AC-647, net of the amount written off as uncollectable (discussed in Note 2 to the financial statements). This aircraft was purchased during the second half of 1998 and, therefore, had no impact on rental income during the first six months of 1998. Rental income decreased by approximately $5,000 for the three months ended June 30, 1999 versus 1998 because of the write-off of uncollectable rent for S/N AC-647. Depreciation also increased from 1999 to 1998 by approximately $16,000 as a result of the acquisition of S/N AC-647. Interest income decreased from year to year because the Company had lower cash balances in 1999 as a result of that purchase.

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

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment, and related leases. This could add difficulty in recovering an engine in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy is not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which makes it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to re-lease or re-sell equipment at acceptable rates may depend on the demand and market values at the time of re-lease or re-sale. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and re-sale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

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

Year 2000 Considerations. Because all administrative and management functions of the Company are carried out by its management company, JMC, JMC's readiness for Year 2000 will determine the Company's status. JMC has reported to the Company that it has directed its information technology ("IT") manager to require any software or hardware purchased for use by the Company's management to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation.

The IT manager has determined that, because JMC's IT system is based on a "MacOS" system, JMC's internal technology systems are ready for Year 2000, and there should not be any material costs associated with such remediation. Furthermore, the phone and internet systems have been warranted by their vendors for Year 2000 compliance. The Company's internal and administrative operations are not highly dependent on any other advanced technology system, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues in its internal and administrative operations is not significant.

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. To date, all lessees (except for two who have yet to respond) have reported Year 2000 compliance with respect to the aircraft leased by the Company to the lessee. The Company is following up with those that have not responded, as well as each new additional lessee.

The Company has also been consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance, who have all indicated that they have already notified or will shortly notify all lessee operators of their respective Year 2000 issues. Generally, the type of used turboprop aircraft owned by the Company are not highly dependent upon date-sensitive electronics, unless the lessee has added upgraded electronics to the aircraft.

In any event, since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft or additional upgraded electronics.

To the extent that a lessee has Year 2000 problems that significantly adversely affect its overall financial status, such material problems may affect the lessee's operations and increase the risk of default by a lessee under its lease with the Company. The Company has also inquired with its lessees regarding Year 2000 compliance of its administrative and operational activities. It appears responding lessees are generally aware of the Year 2000 issue and have either completed a plan or are in progress toward Year 2000 compliance. There is no assurance that their compliance plans will be successful, however, and the Company is not independently verifying any information provided by its lessees. The Company continues to monitor its current lessees and each additional lessee.

Year 2000 issues may have a material impact on FAA operations and the operations of certain air carriers, which in turn would negatively affect the aircraft industry in general. This, of course, may affect the business of the Company's existing and potential lessees, and in turn, the Company.

The essential functions of JMC and the Company are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to JMC or the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services and banking institutions. The Company, through its managment and JMC, is monitoring the Year 2000 readiness of such providers. Management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 1999.

                                                     AEROCENTURY IV, INC.


                                                By: /s/ Neal D. Crispin
                                                    ====================
                                                    Neal D. Crispin
                                            Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August 16, 1999.

Signature                                  Title

/s/ Neal D. Crispin
====================                       President and Chairman of the
Neal D. Crispin                            Board of Directors of the Registrant
                                           Chief Financial Officer