Form 10QSB
period 1999-09-30
AEROCENTURY IV INC
filed 1999-11-15
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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
Yes X     No
   ---      ---

On November 15, 1999 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of November 15, 1999 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               ----    ----

Part I.           Financial Information

Item 1.           Financial Statements.


                               AEROCENTURY IV, INC.
                                  Balance Sheet
                               September 30, 1999


                                              ASSETS

Current assets:
     Cash                                                                  $     368,430
     Deposits                                                                     54,810
     Accounts receivable                                                         119,610
     Rent receivable                                                              15,400
                                                                           -------------
Total current assets                                                             558,250

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $427,030                               3,846,440
Debt issue costs, net of accumulated
     amortization of $161,940                                                    427,580
Other assets                                                                      24,700
                                                                           -------------

Total assets                                                               $   4,856,970
                                                                           =============


                                                 LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                      $       7,810
     Interest payable                                                             81,150
     Prepaid rent                                                                 10,990
     Security deposits                                                            40,200
     Maintenance deposits                                                        111,410
                                                                           -------------
Total current liabilities                                                        251,560

Medium-term secured notes                                                      4,869,000
Total liabilities                                                              5,120,560

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                            (507,010)
                                                                           -------------
Total shareholder's equity                                                     (263,590)
                                                                           -------------

Total liabilities and shareholder's equity                                 $   4,856,970
                                                                           =============


See accompanying notes.



                                                         AEROCENTURY IV, INC.
                                                       Statements of Operations


                                                       For the Nine Months               For the Three Months
                                                       Ended September 30,                Ended September 30,

                                                      1999              1998            1999              1998
                                                      ----              ----            ----              ----
Revenues:

     Rent income                                 $     513,740    $      432,020    $     183,110    $      180,360
     Interest income                                    23,360            79,860            5,290            17,860
                                                 -------------    --------------    -------------    --------------

                                                       537,100           511,880          188,400           198,220
                                                 -------------    --------------    -------------    --------------

Expenses:

     Depreciation                                      184,870           144,700           64,600            57,420
     Amortization                                       57,440            57,440           19,140            19,140
     Interest                                          365,180           365,180          121,730           121,730
     Management fees                                    73,030            73,030           24,340            24,340
     Professional fees and
        general and administrative                      57,100            21,090           32,480            17,150
                                                 -------------    --------------    -------------    --------------

                                                       737,620           661,440          262,290           239,780
                                                 -------------    --------------    -------------    --------------

Loss before taxes                                $   (200,520)    $    (149,560)    $    (73,890)    $     (41,560)

Provision for income taxes                                 800                 -                -                 -
                                                 -------------    --------------    -------------    --------------

Net loss                                         $   (201,320)    $    (149,560)    $    (73,890)    $     (41,560)
                                                 =============    ==============    =============    ==============

Weighted average common shares outstanding             243,420           243,420          243,420           243,420
                                                 =============    ==============    =============    ==============

Basic loss per common share                      $      (0.83)    $       (0.61)    $      (0.30)    $       (0.17)
                                                 =============    ==============    =============    ==============


See accompanying notes.

                              AEROCENTURY IV, INC.
                            Statements of Cash Flows

                                                                For the Nine Months Ended September 30,

                                                                       1999                  1998

Net cash provided by operating activities                         $       40,120        $      86,120

Investing activities:
     Investment in secured promissory note                                     -            (866,670)
     Repayment of secured promissory note                                      -              866,670
     Purchase of interest in aircraft                                  (659,950)          (1,041,610)
                                                                  --------------        -------------
Net cash used by investing activities                                  (659,950)          (1,041,610)
                                                                  --------------        -------------

Net decrease in cash                                                   (619,830)            (955,490)

Cash, beginning of period                                                988,260            1,944,120
                                                                  --------------        -------------

Cash, end of period                                               $      368,430        $     988,630
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                     $      365,180        $     365,180
     Income taxes                                                            800                  800


See accompanying notes.

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements
                               September 30, 1999


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

         The accompanying balance sheet at September 30, 1999 and statements of operations and cash flows for the nine months and three months ended September 30, 1999 and 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life (generally assumed to be twelve years) to an estimated residual value.

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

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements
                               September 30, 1999


1.       Basis of Presentation (continued)

         Income Taxes

         The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and are subject to withdrawal restrictions. As of September 30, 1999, the Company maintained $422,440 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676") and a 67% undivided interest in a deHavilland DHC-6, serial number S/N 668 ("S/N 668"). The Company purchased its interest in S/N 668 during July 1999; the remaining interest is owned by JetFleet III.

         Aircraft and Aircraft Engines Leases

         S/N 3606 and S/N 3676 are subject to similar 48-month leases, expiring on July 27, 2001, with a British regional airline.

         S/N AC-647 was subject to a 36-month lease, expiring on April 13, 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent and is seeking re-lease opportunities. In connection with the repossession, the Company recorded a write-off of approximately $4,300 which represents rent receivable in excess of the letter of credit held by the Company, which the Company collected during August 1999.

         The Engine is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller, expiring on November 4, 2002. The Engine is subleased by the seller to a Mexican-based regional carrier.

         S/N 668 is subject to a 60-month lease with a regional carrier in Colombia.

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

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements
                               September 30, 1999


4.       Income Taxes

         The items comprising income tax expense for the nine months ended September 30, 1999 are as follows:


         Current tax provision:
                  Federal                                         $           -
                  State                                                     800
                                                                  --------------

                  Current tax provision                                     800

         Deferred tax provision:
                  Federal                                               (68,722)
                  State                                                  17,022

                  Deferred tax provision                                (51,700)
                  Valuation allowance                                    51,700

         Total provision for income taxes                         $         800
                                                                  ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at
               statutory federal income tax rate                  $     (68,178)
         State taxes net of federal benefit                                (321)
         Tax rate differences                                            17,343
         California franchise tax                                           256
         Valuation allowance                                             51,700
                                                                  --------------
         Total provision for income taxes                         $         800
                                                                  ==============


         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of September 30, 1999 are as follows:

         Deferred tax assets:
                  Net operating loss                              $     193,121
                  Prepaid rent                                            3,753
                  Maintenance reserves                                   14,908
                  State franchise taxes                                     272
                                                                  --------------
                           Subtotal                                     212,054
                           Valuation allowance                         (173,467)
                                                                  --------------
                           Net deferred tax assets                       38,587
         Deferred tax liabilities:
                  Amortization of organizational costs                      207
                  Depreciation on aircraft                               38,380

                                                                  $           -
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

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements
                               September 30, 1999


5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first nine months of 1999, the Company paid a total of $73,030 in management fees to JMC.

         JMC may receive a brokerage fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first nine months of 1998, it did not pay any brokerage fees or Chargeable Acquisition Expenses to JMC. During the first nine months of 1999, the company purchased its undivided interest in S/N 668 and paid a brokerage fee of $36,280.

         As discussed in Note 2, the Company owns 50% and 67% undivided interests in S/N 3676 and S/N 668, respectively. The remaining 50% and 33% undivided interests are owned by JetFleet III. Each co-owner of S/N 3676 and S/N 668 receives its pro-rata share of rent income received from the lessee.

         As provided in the prospectus for the Offering, the Company may invest in Financial Assets, including indebtedness secured by Equipment. During March 1998, the Company loaned $866,670 to ACY in connection with ACY's purchase of a Shorts SD-360 aircraft. ACY issued a secured promissory note to the Company in the amount of the loan, which was secured by a perfected first lien security interest in the aircraft. Pursuant to the note's provision for prepayment at any time without penalty, ACY repaid the note in full during August 1998. ACY paid the Company $34,090 of interest during the term of the note.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's lack of significant operating expenses in connection with assets that remain on lease; the Company's cash flow, even if S/N AC-647 remains off lease for the remainder of 1999; and the Company's exposure to loss as a result of Year 2000 issues are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Capital Resources and Liquidity

At the end of September 1999, the Company had cash balances of $423,240. The Company's cash balances were held primarily for the interest payment made to the Noteholders in November 1999, for normally recurring expenses and for investment in additional Income Producing Assets.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between July 2001 and July 2004. As mentioned in Note 2 to the financial statements, management has repossessed S/N AC-647 due to non-payment of rent and is seeking re-lease opportunities. Management believes that the Company will have adequate cash flow to meet any on-going operational needs, even if S/N AC-647 remains off-lease for the remainder of 1999. If, however, S/N AC-647 remains off-lease for an extended period of time, the Company's ability to repay the Notes at the maturity date may be adversely affected.

The decrease in cash flow from operations was due primarily to an increase in accounts receivable and cash classified as deposits and a decrease in collection of prepaid rent during 1999 compared to 1998. This effect was only partially offset by an maintenance reserves collected from lessees during 1999 and a decrease in rent receivable.

The decrease in cash flow used by investing activities was because the Company invested $381,660 more in Income Producing Assets during the first nine months of 1999 versus the same period of 1998. There was no cash flow from financing activities in 1999 or 1998 because the Offering terminated in August 1997.

Results of Operations

The Company recorded a net loss of ($201,320) and ($149,560) or ($0.83) and ($0.61) per share for the nine months ended September 30, 1999 and 1998, respectively, and ($73,890) and ($41,560) or ($0.30) and ($0.17) per share for the three months ended September 30, 1999 and 1998, respectively.

Rental income increased by approximately $82,000 for the nine month period in 1999 due to the purchases of S/N AC-647 in July 1998 and S/N 668 during July 1999. This increase was partially offset by the lack of rent collected for S/N AC-647 following its repossession in June 1999 (discussed in Note 2 to the financial statements). Rental income increased by approximately $3,000 for the three months ended September 30, 1999 versus 1998 because of the purchase of S/N
668. This increase was partially offset by the effect of the repossession of S/N AC-647 mentioned above. Depreciation also increased from 1998 to 1999 by approximately $40,000 as a result of the acquisitions of S/N AC-647 and S/N 668. Interest income decreased from year to year because the Company had lower cash balances in 1999 as a result of those purchases. Professional fees increased in 1999 due to legal expenses incurred in connection with the repossession of S/N AC-647.

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

Ownership Risks. The Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

Lessee Credit Risk. If a lessee defaults upon his obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small domestic and foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

International Risks. The Company's portfolio currently consists of leases with foreign air carriers. Leases with foreign lessees may present somewhat different credit risks than those with domestic lessees.

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

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, could be held liable for injuries or damage to property caused by its assets. Though some protection may be provided by the United States Aviation Act with respect to its aircraft assets, it is not clear to what extent such statutory protection would be available to the Company and such act may not apply to aircraft operated in foreign countries. Though the Company may carry insurance or require a lessee to insure against a risk, some risks of loss may not be insurable. An uninsured loss with respect to the Equipment or an insured loss, for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from such equipment.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry, which is in turn highly sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases on leases to regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, and low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees results in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

Year 2000 Considerations. Because all administrative and management functions of the Company are carried out by its management company, JMC, JMC's readiness for Year 2000 will determine the Company's status. JMC has reported to the Company that it has directed its information technology ("IT") manager to require any software or hardware purchased for use by management to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation.

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

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. To date, all lessees have reported Year 2000 compliance with respect to the aircraft leased by the Company to the lessee. The Company will request Year 2000 compliance information from any new additional lessees, if any.

The Company has also been consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance, who have all indicated that they have already notified or will shortly notify all lessee operators of their respective Year 2000 issues. Generally, the types of used turboprop aircraft owned by the Company are not highly dependent upon date-sensitive electronics, unless the lessee has added upgraded electronics to the aircraft. In any event, since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft or additional upgraded electronics.

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

The essential functions of JMC and the Company are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to JMC or the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services and banking institutions. The Company, through its management and JMC, is monitoring the Year 2000 readiness of such providers. Management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not made any contingency plans for the extended loss of these basic services.

The Company has not incurred and does not anticipate any significant costs related to the Year 2000 issue.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 1999.

                                            AEROCENTURY IV, INC.

                                        By: /s/ Neal D. Crispin
                                            ----------------------
                                            Neal D. Crispin
                                    Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 15, 1999.

Signature                                            Title

/s/ Neal D. Crispin
---------------------                     President and Chairman of the
Neal D. Crispin                           Board of Directors of the Registrant
                                          Chief Financial Officer