Form 10KSB
period 1999-12-31
AEROCENTURY IV INC
filed 2000-03-13
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No


Check if there no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's most recent fiscal year:  $729,120

On March 10, 2000 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 10, 2000 the Issuer has 243,420 Shares of Common Stock outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one):   Yes      No   X

                                     PART I

Item 1.           Business.

Business of the Company

AeroCentury IV, Inc. (the "Company") was incorporated in the state of California on February 27, 1997 ("Inception"). The Company was formed solely for the purpose of offering up to $10,000,000 in 10% Secured Promissory Notes, due April 30, 2005 ("Notes") (the "Offering"). The Offering commenced in May 1997 and was terminated in August 1997, after $4,869,000 in Notes were sold. The proceeds of the Offering were used to purchase income producing assets ("Income Producing Assets") consisting of turboprop aircraft and aircraft engines, subject to operating or full payout leases with third parties.

All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to its newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages
AeroCentury Corp. ("ACY"), a Delaware corporation, and JetFleet III, a California corporation, which are affiliates of JHC and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

The sole director of the Company is Neal D. Crispin. The officers of the Company are Neal D. Crispin, President and Secretary, Marc J. Anderson, Senior Vice President and Chief Operating Officer and Frank Duckstein, Vice President.

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

During 1999, the Company purchased its interest in S/N 668; the remaining interest is owned by JetFleet III.

S/N 3606 and S/N 3676 are subject to similar 48-month leases, expiring in July 2001, with a British regional airline.

S/N AC-647 was subject to a 36-month lease, expiring in April 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent and is seeking re-lease opportunities. In connection with the repossession, the Company recorded a write-off of approximately $4,300 which represents rent receivable in excess of the letter of credit held by the Company, which the Company collected during August 1999.

The Engine is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller, expiring in November 2002. The Engine is subleased by the seller to a Mexican-based regional carrier.

S/N 668 is subject to a 60-month lease, expiring in July 2004, with a regional carrier in Colombia.

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

Factors that May Affect Future Results

Ability to Repay Notes. The Company's ability to repay the Notes at their maturity date is dependent in part upon reinvestment of excess cash flows in additional Income Producing Assets. To the extent that the Company realizes less than anticipated lease rentals due to lessee rental defaults, early termination of leases, or lower than expected remarketing proceeds during the term of the Notes, this may result in lower than expected excess cash flow available for reinvestment in additional Assets. As a result, the Company's ability to repay the Notes in full at maturity may be negatively affected by such events even if the Company is able to meet its scheduled interest payments.

The Company's ability to repay the Notes at their maturity date is also dependent in part upon its ability to refinance the Notes or sell its aircraft portfolio at a price sufficient to retire the outstanding Note principal. If due to the risks described below in the risk factors entitled "Ownership Risks" and "Leasing Risks", the values of the Company's aircraft portfolio are in a depressed state at the maturity date of the Notes, the Company may be unable to repay the entire Note indebtedness on the maturity date.

Concentration of Leases. The Company owns 100% of one, and 50% of a second, aircraft leased to a British regional carrier, which in the aggregate represents 52% of the Company's monthly revenue. The lessee has recently filed for reorganization. The lessee is continuing to operate, and under the reorganization plan, an agreement will be reached regarding the status of those aircraft.

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

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small domestic and foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

International Risks. The Company's portfolio currently consists of leases with foreign air carriers. Leases with foreign lessees may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment and related leases. This could add difficulty in recovering an aircraft in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy does not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Year 2000 Considerations. Because all administrative and management functions of the Company are carried out by its management company, JMC, JMC's readiness for Year 2000 has determined the Company's status. JMC has reported to the Company that it did not experience any problems with the Year 2000 event, and does not anticipate any in the coming year. Lessees of the Company have not appeared to be materially affected by the Year 2000, and to date, the Company's business with all lessees appears unaffected by Year 2000. The Company has not incurred and does not anticipate any costs related to the Year 2000 issue.

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

Number of Security Holders

         Approximate number of holders of Notes ("Noteholders") as of March 10, 2000: 350

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

Item 6.              Management's Discussion and Analysis or Plan of Operation.

Capital Resources and Liquidity

At the end of 1999, the Company had cash balances of $369,330 and deposits of $63,000. The Company's cash balances were held for the interest payment made to the Noteholders in February 2000, for normally recurring expenses and for investment in additional Income Producing Assets.

Since its formation, the Company's capital has come in the form of equity contributions from JHC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity varies, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Noteholders and to the extent expenses exceed cash flows from leases.

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

         1999 versus 1998

The decrease in cash flow from operations was due primarily to increases in receivable from affiliates, accounts receivable and deposits during 1999 compared to 1998. The effect of these increases was only partially offset by an increase in prepaid rent and maintenance reserves collected from lessees during 1999.

The decrease in cash flow used by investing activities was because the Company invested approximately $382,000 less in Income Producing Assets during 1999 than in 1998. There was no cash flow from financing activities in 1999 or 1998 because the Offering terminated in August 1997.

Although the Company has positive cash flow from operations, the Company operates at a net loss due to depreciation and interest expense.

Results of Operations

The Company recorded a net loss of ($126,920) or ($0.52) per share and ($184,230) or ($0.76) per share for the year ended December 31, 1999 and 1998, respectively.

         1999 versus 1998

Rental income increased by approximately $76,000 in 1999 due to the purchases of S/N AC-647 in July 1998 and S/N 668 during July 1999. This increase was partially offset by the lack of rent collected for S/N AC-647 following its repossession in June 1999 (discussed in Note 2 to the financial statements).
Depreciation also increased from 1998 to 1999 by approximately $44,000 as a result of the acquisitions noted above. Maintenance expense increased by approximately $88,000 in 1999 as a result of maintenance work performed on an off-lease aircraft. Interest income decreased by approximately $61,000 from year to year because the Company had lower cash balances in 1999 as a result of those acquisitions. Professional fees increased by approximately $48,000 in 1999 primarily due to legal expenses incurred in connection with the repossession of S/N AC-647.

The Company recognized a tax benefit during 1999 as a result of recording a receivable from affiliates to reflect the tax benefits of net operating losses of the Company used by other members of the group with which the Company files a consolidated tax return. Under the terms of a tax sharing agreement between the members of the consolidated group, in the event that the Company has taxable income, the Company will be credited for the tax benefits provided by the use of the Company's prior year net operating losses.

Item 7.  Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for AeroCentury IV, Inc.:

                           Report of Independent Auditors, Vocker Kristofferson and Co. Balance Sheet as of December 31, 1999 Statements of Operations for the Years Ended December 31, 1999 and 1998 Statements of Changes in Shareholder's Equity for the Years Ended
                              December 31, 1999 and 1998
                           Statements of Cash Flows for the Years Ended
                              December 31, 1999 and 1998
                           Notes to Financial Statements

         (2)      Schedules:

                           All schedules  have been  omitted  since the required
                            information is presented in the financial statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of AeroCentury IV, Inc.


We have audited the accompanying balance sheet of AeroCentury IV, Inc., California corporation, as of December 31, 1999 and the related statements of operations, shareholder's equity and cash flows for the years ended December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury IV, Inc., at December 31, 1999 and the related statements of operations, shareholder's equity and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



VOCKER KRISTOFFERSON AND CO.



February 29, 2000
San Mateo, California


                              AEROCENTURY IV, INC.
                                  Balance Sheet
                                December 31, 1999


                                     ASSETS

Current assets:
     Cash                                                                  $     369,330
     Deposits                                                                     63,000
     Rent receivable                                                              67,680
     Accounts receivable                                                         151,050
                                                                           -------------
Total current assets                                                             651,060

Receivable from affiliates                                                       231,980
Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $491,630                               3,781,830
Debt issue costs, net of accumulated
     amortization of $181,090                                                    408,430
Other assets                                                                      14,170
                                                                           -------------

Total assets                                                               $   5,087,470
                                                                           =============


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                      $     102,820
     Interest payable                                                             81,150
     Prepaid rent                                                                 33,160
     Security deposits                                                            40,200
     Maintenance deposits                                                        143,050
     Deferred taxes                                                                7,270
                                                                           -------------
Total current liabilities                                                        407,650

Medium-term secured notes                                                      4,869,000

Total liabilities                                                              5,276,650

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                            (432,600)
                                                                           -------------
Total shareholder's equity                                                     (189,180)
                                                                           -------------

Total liabilities and shareholder's equity                                 $   5,087,470
                                                                           =============


See accompanying notes.


                              AEROCENTURY IV, INC.
                            Statements of Operations


                                                                     For the year ended December 31,
                                                                       1999                  1998
Revenues:

     Rent income                                                  $      700,620        $     625,280
     Interest income                                                      28,500               89,720
                                                                  --------------        -------------

                                                                         729,120              715,000
                                                                  --------------        -------------

Expenses:

     Depreciation                                                        249,470              204,810
     Amortization                                                         76,580               76,580
     Maintenance                                                          88,470                    -
     Interest                                                            486,900              486,900
     Management fees                                                      97,380               97,380
     Professional fees and general and administrative                     81,170               32,760
                                                                  --------------        -------------

                                                                       1,079,970              898,430
                                                                  --------------        -------------

Loss before taxes                                                      (350,850)            (183,430)

Tax (benefit)/provision                                                (223,930)                  800
                                                                  --------------        -------------

Net loss                                                          $    (126,920)        $   (184,230)
                                                                  ==============        =============

Weighted average common shares outstanding                               243,420              243,420
                                                                  ==============        =============

Basic loss per common share                                       $       (0.52)        $      (0.76)
                                                                  ==============        =============


See accompanying notes.



                              AEROCENTURY IV, INC.
                       Statements of Shareholder's Equity
                 For the years ended December 31, 1999 and 1998


                                                                                        Total
                                                    Common          Accumulated     Shareholder's
                                                     Stock            Deficit          Equity

Balance, December 31, 1997                       $     243,420    $    (121,450)    $     121,970

Net loss for the period                                      -         (184,230)        (184,230)
                                                 -------------    --------------    -------------

Balance, December 31, 1998                             243,420         (305,680)         (62,260)

Net loss for the period                                      -         (126,920)        (126,920)
                                                 -------------    --------------    -------------

Balance, December 31, 1999                       $     243,420    $    (432,600)    $   (189,180)
                                                 =============    ==============    =============


See accompanying notes.



                              AEROCENTURY IV, INC.
                            Statements of Cash Flows


                                                                     For the year ended December 31,

                                                                       1999                  1998
Operating activities:
     Net loss                                                     $    (126,920)        $   (184,230)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
         Depreciation                                                    249,470              204,810
         Amortization                                                     76,580               76,580
         Change in operating assets and liabilities:
           Deposits                                                     (48,390)             (14,610)
           Accounts receivable                                         (144,640)              (1,780)
           Rent receivable                                              (13,420)             (22,040)
           Receivable from affiliates                                  (231,980)                    -
           Other assets                                                 (14,170)                    -
           Accounts payable                                               91,820                6,000
           Prepaid rent                                                   33,160                    -
           Security deposits                                              40,200                    -
           Maintenance deposits                                          122,030               21,020
           Deferred taxes                                                  7,270                    -
                                                                  --------------        -------------
Net cash provided by operating activities                                 41,010               85,750
                                                                  --------------        -------------

Investing activities:
     Investment in secured promissory note                                     -            (866,670)
     Repayment of secured promissory note                                      -              866,670
     Purchase of interests in aircraft                                 (659,940)          (1,041,610)
                                                                  --------------        -------------
Net cash used in invested activities                                   (659,940)          (1,041,610)
                                                                  -------------         -------------

Net decrease in cash                                                   (618,930)            (955,860)

Cash, beginning of period                                                988,260            1,944,120
                                                                  --------------        -------------

Cash, end of period                                               $      369,330        $     988,260
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                                                                            1999                 1998
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $      486,900        $     486,900
     Income taxes                                                            800                  800


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

         All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to a newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages
AeroCentury Corp. ("ACY"), a Delaware corporation, and JetFleet III, a California corporation, which are affiliates of JHC and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of December 31, 1999, the Company maintained $430,590 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         As the Company has substantial amounts of long-lived assets that are potentially subject to impairment, FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" has been applied for the year ending December 31, 1999. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. There were no write-downs required during 1999.

         Debt Issue Costs

         Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JHC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement").

         To the extent that JHC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JHC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company can issue was limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company. The Company capitalized the Reimbursement paid and amortizes such costs over the life of the Notes (approximately eight years).

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

         During 1999, the Company purchased its interest in S/N 668; the remaining interest is owned by JetFleet III.

         Aircraft and Aircraft Engines Leases

         S/N 3606 and S/N 3676 are subject to similar 48-month leases, expiring in July 2001, with a British regional airline.

         S/N AC-647 was subject to a 36-month lease, expiring in April 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent and is seeking re-lease opportunities. In connection with the repossession, the Company recorded a write-off of approximately $4,300 which represents rent receivable in excess of the letter of credit held by the Company, which the Company collected during August 1999.

         The Engine is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller, expiring in November 2002. The Engine is subleased by the seller to a Mexican-based regional carrier.

         S/N 668 is subject to a 60-month lease, expiring in July 2004, with a regional carrier in Colombia.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Detail of Investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 1999 and 1998:

                                                                        Accumulated
                                                     Cost              Depreciation               Net

Balance, December 31, 1997                       $   2,571,910         $    (37,350)         $   2,534,560

Additions                                            1,041,610             (204,810)               836,800
                                                 -------------         -------------         -------------
Balance, December 31, 1998                           3,613,520             (242,160)             3,371,360

Additions                                              659,940             (249,470)               410,470
                                                 -------------         -------------         -------------
Balance, December 31, 1999                       $   4,273,460         $   (491,630)         $   3,781,830
                                                 =============         =============         =============

3.       Operating Segments

         The Company operates in one business segment, aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 40% and 32% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 1999 and 1998, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The table below sets forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                        Operating Lease Revenue            Net Book Value of Operating Leased Assets
                                    For the Year Ended December 31,                      December 31,

         Country                         1999              1998                     1999              1998
         -------                         ----              ----                     ----              ----

         United Kingdom             $     386,640    $     362,480              $   1,392,190    $   1,516,520
         Mexico                           180,000          172,500                    793,220          843,470
         Colombia                          86,680                -                    651,020                -
         Other                             47,300           90,300                    945,400        1,011,370
                                    -------------    -------------              -------------    -------------
                                    $     700,620    $     625,280              $   3,781,830    $   3,371,360
                                    =============    =============              =============    =============

         For the year ended December 31, 1999, the Company had three significant customers, which accounted for 55%, 26% and 12%, respectively of lease revenue. For the year ended December 31, 1998, the Company had three significant customers, which accounted for 58%, 28% and 14%, respectively, of lease revenue.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

3.       Operating Segments (continued)

         As of December 31, 1999, minimum future lease rent payments receivable under noncancelable leases were as follows:

                  Year                   Amount

                  2000              $     822,690
                  2001                    597,180
                  2002                    330,900
                  2003                    180,900
                  2004                     90,450
                                    -------------
                                    $   2,022,120
                                    =============

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

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                             1999              1998
                                                                                             ----              ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                   (119,830)          (62,640)
              State                                                                        16,880          (10,750)
                                                                                    -------------    --------------
              Deferred tax provision                                                    (102,950)          (73,390)
              Valuation allowance                                                       (121,770)            73,390
                                                                                    -------------    --------------
         Total provision for income taxes                                           $   (223,920)    $          800
                                                                                    =============    ==============



                              AEROCENTURY IV, INC.
                          Notes to Financial Statements


5.       Income Taxes (continued)

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                             1999              1998
                                                                                             ----              ----

         Income tax expense at statutory federal income tax rate                    $   (119,290)    $     (62,640)
         State taxes net of federal benefit                                                 (510)          (10,750)
         Tax rate differences                                                              17,370                 -
         State franchise taxes                                                                270               800
         Change in valuation allowance                                                  (121,770)            73,390
                                                                                    -------------    --------------
         Total provision for income taxes                                           $   (223,930)    $          800
                                                                                    =============    ==============

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of December 31, 1999 are as follows:

         Deferred tax assets:
              Prepaid rent                                                          $      11,320
              Maintenance deposits                                                         25,700
              State franchise taxes                                                           270
                                                                                    -------------
                  Subtotal                                                                 37,290
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                  37,290
         Deferred tax liabilities:
              Amortization of organizational costs                                          (200)
              Depreciation of aircraft                                                   (44,360)

                                                                                    $     (7,270)
                                                                                    =============

         The Company anticipates generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. As discussed in Note 1, the Company is a subsidiary of JHC. JHC files a consolidated tax return that includes the Company as a member of the consolidated group. The current and deferred taxes of the consolidated group are allocated to members of the group in their separately issued financial statements. Current and deferred income taxes are allocated to members of the group by applying FAS 109 as if it were a separate taxpayer. In addition, the members of the group record inter-company receivables and payables to reflect the tax benefits of net operating losses used in the consolidated tax return.

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1999 and 1998, the Company accrued a total of $97,380 and $97,380, respectively, in management fees due JMC.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements


6.       Related Party Transactions (continued)

         JMC may receive a acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 1999 and 1998, the Company paid JMC a total of $36,280 and $58,500, respectively, in acquisition fees and reimbursed JMC for $6,620 and $8,110, respectively, for Chargeable Acquisition Expenses. No remarketing fees were paid during 1999 or 1998.

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

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 1999 or 1998.

         The Company is a member of a group that files a consolidated tax return. The Company has recorded a receivable from affiliates to reflect the tax benefits of net operating losses of the Company used in the consolidated tax return. Under the terms of a tax sharing agreement between the members of the consolidated group, in the event that the Company has taxable income, the Company will be credited for the tax benefits provided by the use of the Company's prior year net operating losses.

7.       Subsequent Event

         On February 24, 2000, the lessee of two of the Company's 30-seat aircraft filed for reorganization. The two aircraft are owned 100% and 50% by the Company. The lessee is continuing to operate, and, under the reorganization plan, an agreement will be reached regarding the status of those aircraft.



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

              Name                 Position Held

Neal D. Crispin                    President, Chairman of the Board of Directors
                                   and Chief Financial Officer of the Company

Marc J. Anderson                   Senior Vice President of the Company

Frank Duckstein                    Vice President of the Company

Sidney F. Gage                     Member of JMC Credit Committee

Neal D. Crispin, age 54. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC, JMC and ACY. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.


Marc J. Anderson, age 63. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to
1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed by several airlines in various roles of increasing responsibility beginning in 1959.

Frank Duckstein, age 45. Mr. Duckstein is the Company's Vice President, Remarketing. He holds the same position with JMC and ACY. Mr. Duckstein has been in charge of market development for JMC since joining JMC 1995. From 1989 to 1995, Mr. Duckstein served as Director of Marketing for PLM International, a transportation equipment leasing company. While at PLM, he was responsible for sales and remarketing, market research and development, both domestically and internationally, of PLM's corporate and commuter aircraft, as well as their helicopter fleet. Previously, he was with the following international and regional airlines operating within Europe and the U.S. with responsibility for operation, market development and sales: Direct Air (Berlin, Germany); Air
Berlin (Berlin, Germany), and Aeroamerica (Berlin, Germany). Mr. Duckstein attended the Technical University of Berlin, majoring in Economics.

Sidney F. Gage, age 56, Member of JMC Credit Committee. Mr. Gage has been a partner of Gage & Baumgarten, a management consulting firm specializing in strategic business planning, since 1990. Previously, he was Executive Vice President and Director of Mission Resources, Inc., the managing general partner of Mission Resource Partners, an oil and gas company listed on the American Stock Exchange, and President of Mission Securities, Inc., its NASD broker-dealer affiliate. He is a certified public accountant with degrees from the University of Notre Dame and the Stanford University Graduate School of Business. Mr. Gage has served as a consultant to the CMA Group of companies since 1990.

Item 10.          Executive Compensation.

The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 1999 and 1998.

Compensation

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.50% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During 1999 and 1998, the Company paid a total of $97,380 and $97,380, respectively, in management fees due JMC.

JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 1999 and 1998, the Company paid JMC a total of $36,280 and $58,500, respectively, in acquisition fees and reimbursed JMC for $6,620 and $8,110, respectively, for Chargeable Acquisition Expenses. No remarketing fees were paid during 1999 or 1998.

The Company reimburses JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 1999 or 1998.

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

Item 13.          Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K Filed in Last Quarter

                  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.

                                    AEROCENTURY IV, INC.


                                By: /s/ Neal D. Crispin
                                    --------------------------
                                    Neal D. Crispin
                                    Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 10, 2000.

Signature                                  Title

/s/ Neal D. Crispin               President and Chairman of the
----------------------            Board of Directors of the Registrant
Neal D. Crispin                   Chief Financial Officer