Form 10QSB
period 2000-03-31
AEROCENTURY IV INC
filed 2000-05-15
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to ----------------------

Commission File Number:  333-22239


               AeroCentury IV, Inc.
(Name of small business issuer in its charter)

           California                             94-3260392
(State or other jurisdiction           I.R.S. Employer Identification No.)
of incorporation or organization)

1440 Chapin Avenue, Suite 310
Burlingame, California                              94010
Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code:               (650) 340-1880
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



On May 15, 2000 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of May 15, 2000 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No     X
                                                               ----       ----

Part I.           Financial Information

Item 1.           Financial Statements.


                              AEROCENTURY IV, INC.
                                  Balance Sheet
                                 March 31, 2000


                                     ASSETS
Current assets:
     Cash                                                                  $     280,420
     Deposits                                                                     68,300
     Rent receivable                                                              93,260
     Accounts receivable                                                         164,800
                                                                           -------------
Total current assets                                                             606,780

Receivable from affiliates                                                       262,360
Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $556,230                               3,717,230
Debt issue costs, net of accumulated
     amortization of $200,240                                                    389,280
Other assets                                                                       3,640
                                                                           -------------

Total assets                                                               $   4,979,290
                                                                           =============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                      $      71,150
     Interest payable                                                             81,150
     Security deposits                                                            40,200
     Maintenance deposits                                                        162,480
     Deferred taxes                                                                5,580
                                                                           -------------
Total current liabilities                                                        360,560
                                                                           -------------

Medium-term secured notes                                                      4,869,000
                                                                           -------------

Total liabilities                                                              5,229,560
                                                                           -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                            (493,690)
                                                                           -------------
Total shareholder's equity                                                     (250,270)
                                                                           -------------

Total liabilities and shareholder's equity                                 $   4,979,290
                                                                           =============


See accompanying notes.


                              AEROCENTURY IV, INC.
                            Statements of Operations


                                                                  For the Three Months Ended March 31,
                                                                       2000                  1999
                                                                       ----                  ----
Revenues:

     Rent income                                                  $      186,890        $     193,260
     Interest income                                                       4,870                8,300
                                                                  --------------        -------------

                                                                         191,760              201,560
                                                                  --------------        -------------

Expenses:

     Depreciation                                                         64,600               60,130
     Amortization                                                         19,150               19,150
     Maintenance                                                          43,490                    -
     Interest                                                            121,730              121,730
     Management fees                                                      24,340               24,340
     Professional fees and general and administrative                     11,590                1,600
                                                                  --------------        -------------

                                                                         284,900              226,950
                                                                  --------------        -------------

Loss before taxes                                                       (93,140)             (25,390)

Tax (benefit)/provision                                                 (32,050)                    -
                                                                  --------------        -------------

Net loss                                                          $     (61,090)        $    (25,390)
                                                                  ==============        =============

Weighted average common shares outstanding                               243,420              243,420
                                                                  ==============        =============

Basic loss per common share                                       $       (0.25)        $      (0.10)
                                                                  ==============        =============


See accompanying notes.



                                               AEROCENTURY IV, INC.
                                            Statements of Cash Flows


                                                                  For the Three Months Ended March 31,
                                                                       2000                  1999
                                                                       ----                  ----

Net cash (used)/provided by operating activities                  $     (88,910)        $      49,950
                                                                  --------------        -------------

Net (decrease)/increase in cash                                         (88,910)               49,950

Cash, beginning of period                                                369,330              988,260
                                                                  --------------        -------------

Cash, end of period                                               $      280,420        $   1,038,210
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                                                                            2000                 1999
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $      121,730        $     121,730
     Income taxes                                                              -                    -


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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of March 31, 2000, the Company maintained $318,460 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

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

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676") and a 67% undivided interest in a deHavilland DHC-6, serial number S/N 668 ("S/N 668"). The Company did not purchase any aircraft during the first three months of 2000.

         Aircraft and Aircraft Engines Leases

         At the time of purchase, S/N 3606 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. On February 24, 2000, the lessee of these two 30-seat aircraft filed for
reorganization.   The  lessee  is   continuing  to  operate,   and,   under  the
reorganization plan, the lessee has agreed to continue leasing one of the aircraft, S/N 3676, in which the Company owns a 50% interest, on a month to month basis at the same rent. The lessee has also agreed to begin paying monthly maintenance reserves based on the hours flown. The Company is in the process of identifying any unfunded maintenance reserves related to the pre-reorganization period for which it will submit an unsecured claim to the reorganization administrator. The lessee operated S/N 3606 through April 24, 2000 at the same rent. The Company is evaluating the condition of the aircraft and will seek re-lease opportunities once such condition is determined and any necessary maintenance work is performed.

         S/N AC-647 was subject to a 36-month lease, expiring in April 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent and is seeking re-lease opportunities. In connection with the repossession, the Company recorded a write-off of approximately $4,300 which represents rent receivable in excess of the letter of credit held by the Company, which the Company collected during August 1999. The Company has signed a term sheet with a U.S. carrier for a one-year lease of S/N AC-647, beginning during the second quarter of 2000.

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

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements


3.       Medium-Term Secured Notes

         As mentioned above, the Company raised funds through the Offering from May 1997 to August 1997. During 1997, the Company accepted subscriptions for 4,869 Notes aggregating $4,869,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $4,869,000 in Notes due April 30, 2005. The Notes bear interest at an annual rate of 10.00% which is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. The carrying amount of the Notes approximates fair value.

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                 For the Three Months Ended March 31,
                                                                                             2000              1999
                                                                                             ----              ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                             -                 -
                                                                                    -------------    --------------
              Current tax provision                                                             -                 -
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                    (31,940)           (8,900)
              State                                                                         (120)            17,300
                                                                                    -------------    --------------
              Deferred tax provision                                                     (32,060)             8,400
              Valuation allowance                                                               -           (8,400)
                                                                                    -------------    --------------
         Total provision for income taxes                                           $    (32,060)    $            -
                                                                                    =============    ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                             2000              1999
                                                                                             ----              ----

         Income tax expense at statutory federal income tax rate                    $    (31,670)    $      (8,630)
         State taxes net of federal benefit                                                 (390)              (40)
         Tax rate differences                                                                   -            17,340
         California franchise tax                                                               -             (270)
         Valuation allowance                                                                    -           (8,400)
                                                                                    -------------    --------------
         Total provision for income taxes                                           $    (32,060)    $            -
                                                                                    =============    ==============

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements


4.       Income Taxes (continued)

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of March 31, 2000 are as follows:

         Deferred tax assets:
              Maintenance deposits                                                  $      32,320
              State franchise taxes                                                           270
                                                                                    -------------
                  Subtotal                                                                 32,590
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                  32,590
         Deferred tax liabilities:
              Amortization of organizational costs                                          (190)
              Depreciation of aircraft                                                   (37,980)
                                                                                    -------------
                                                                                    $     (5,580)

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

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first three months of 2000 and 1999, the Company accrued a total of $24,340 and $24,340, respectively, in management fees due JMC.

         JMC may receive a acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first quarters of 2000 or 1999, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. No remarketing fees were paid during the first three months of 2000 or 1999.

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements


5.       Related Party Transactions (continued)

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during the first three months of 2000 or 1999.

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

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's lack of significant operating expenses in connection with assets that remain on lease and the Company's cash flow are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, a favorable outcome with respect to the aircraft leased to the defaulting British regional air carrier, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Capital Resources and Liquidity

At March 31, 2000, the Company had cash balances of $280,420 and deposits of $68,300. The Company's cash balances were held for the interest payment made to the Noteholders in May 2000, for normally recurring expenses and for investment in additional Income Producing Assets.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. See "Factors that May Affect Future Results", below, for a discussion of factors affecting the Company's cash flow.

There was no cash flow from investing activities during the first three months or 2000 or 1999 because the Company did purchase any aircraft during those periods. There was no cash flow from financing activities in the first three months of 2000 or 1999 because the Offering terminated in August 1997.

Although the Company has positive cash flow from operations, the Company operates at a net loss due to depreciation and interest expense.

Results of Operations

The Company recorded a net loss of ($61,090) and ($25,390) or ($0.25) and ($0.10) per share for the three months ended March 31, 2000 and 1999, respectively.

Rental income decreased by approximately $6,000 in the first three months of 2000 versus the same period in 1999 due to the lack of rent collected for S/N AC-647 following its repossession in June 1999 (discussed in Note 2 to the financial statements). Depreciation increased from 1999 to 2000 by approximately $5,000 as a result of the acquisitions noted above. Maintenance expense increased by approximately $43,000 in 2000 as a result of maintenance work performed on an off-lease aircraft. Professional fees increased by approximately $10,000 in 2000 primarily due to insurance expense incurred in connection with the off-lease status of S/N AC-647.

The Company recognized a tax benefit during the first three months of 2000 as a result of recording a receivable from affiliates to reflect the tax benefits of net operating losses of the Company used by other members of the group with which the Company files a consolidated tax return. Under the terms of a tax sharing agreement between the members of the consolidated group, in the event that the Company has taxable income, the Company will be credited for the tax benefits provided by the use of the Company's prior year net operating losses.

Factors that May Affect Future Results

Concentration of Leases. The Company owns 100% of one aircraft (S/N 3606) and 50% of a second aircraft (S/N 3676) leased to a British regional carrier, which in the aggregate represent 52% of the Company's monthly revenue. The lessee has recently filed for reorganization. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing S/N 3676, on a month-to-month basis at the same rent. The lessee has also agreed to begin paying monthly maintenance reserves based on the hours flown. The lessee has suspended payments on the second aircraft, S/N 3656, and will return the aircraft to the Company. The Company is in the process of identifying any pre-reorganization claims, such as unfunded maintenance reserves or unpaid lease rentals, which will be submitted to the administrators of the lessee, and will be considered an unsecured claim against the lessee. It is unlikely, however, that the Company will recover the full amount of such claims from the lessee. If the Company is unable to maintain S/N 3676 on lease with the British regional air carrier and find a replacement lessee for S/N 3606 promptly, the Company's ability to meet its scheduled interest payments may be impaired.

Ability to Repay Notes. The Company's ability to repay the Notes at their maturity date is dependent in part upon reinvestment of excess cash flows in additional Income Producing Assets. To the extent that the Company realizes less than anticipated lease rentals due to lessee rental defaults, early termination of leases, or lower than expected remarketing proceeds during the term of the Notes or realizes significant unexpected expenses due to lessee defaults in rent or other obligations, this may result in lower than expected excess cash flow available for reinvestment in additional Assets. As a result, the Company's ability to repay the Notes in full at maturity may be negatively affected by such events even if the Company is able to meet its scheduled interest payments.

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

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small domestic and foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee. Even if an aircraft can be repossessed, the Company may be unable to recover damages from the lessee if the condition of the aircraft when repossessed was worse than that required by the lease.


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2000.

                                               AEROCENTURY IV, INC.


                                           By: /s/ Neal D. Crispin
                                               -------------------
                                               Neal D. Crispin
                                       Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 15, 2000.

Signature                     Title

/s/ Neal D. Crispin           President and Chairman of the
-------------------           Board of Directors of the Registrant
Neal D. Crispin               Chief Financial Officer