Form 10-Q
period 2000-06-30
AEROCENTURY IV INC
filed 2000-08-16
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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
Yes  X    No
    ----    ----


On August 15, 2000 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of August 15, 2000 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                ----     ----

Part I.           Financial Information

Item 1.           Financial Statements.

                              AEROCENTURY IV, INC.
                                  Balance Sheet
                                  June 30, 2000

                                     ASSETS

     Cash                                                                  $     237,400
     Deposits                                                                     88,300
     Rent receivable                                                             132,120
     Accounts receivable                                                         278,620
                                                                           -------------
Total current assets                                                             736,440

Receivable from affiliates                                                       190,210
Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $620,840                               3,652,630
Debt issue costs, net of accumulated
     amortization of $219,380                                                    370,140
Deferred taxes                                                                     6,500
Other assets                                                                       7,580
                                                                           -------------

Total assets                                                               $   4,963,500
                                                                           =============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                      $      23,900
     Interest payable                                                             81,150
     Prepaid rent                                                                 12,500
     Security deposits                                                            60,200
     Maintenance deposits                                                        327,990
                                                                           -------------
Total current liabilities                                                        505,740
                                                                           -------------

Medium-term secured notes                                                      4,869,000
                                                                           -------------

Total liabilities                                                              5,374,740
                                                                           -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                             (654,660)
                                                                           -------------
Total shareholder's equity                                                      (411,240)
                                                                           -------------

Total liabilities and shareholder's equity                                 $   4,963,500
                                                                           =============


See accompanying notes.



                                               AEROCENTURY IV, INC.
                                             Statements of Operations


                                   For the Six Months Ended June 30,     For the Three Months Ended June 30,

                                         2000              1999                2000              1999
                                         ----              ----                ----              ----
Revenues:

     Rent income                    $     330,440    $     330,620         $     143,560     $     137,360
     Interest income                        8,950           18,080                 4,070             9,780
                                    -------------    -------------         -------------     -------------

                                          339,390          348,700               147,630           147,140
                                    -------------    -------------         -------------     -------------

Expenses:

     Depreciation                         129,200          120,260                64,600            60,130
     Amortization                          38,290           38,290                19,150            19,150
     Maintenance                           50,330                -                 6,850                 -
     Interest                             243,450          243,450               121,730           121,730
     Management fees                       48,690           48,690                24,340            24,340
     Professional fees and
        general and administrative         22,670           24,650                11,060            23,040
                                    -------------    -------------         -------------     -------------

                                          532,630          475,340               247,730           248,390
                                    -------------    -------------         -------------     -------------

Loss before taxes                        (193,240)        (126,640)             (100,100)         (101,250)

Tax provision                              28,820              800                60,870               800
                                    -------------    -------------         -------------     -------------

Net loss                            $    (222,060)   $    (127,440)        $    (160,970)    $    (102,050)
                                    =============    =============         =============     =============

Weighted average common
     shares outstanding                   243,420          243,420               243,420           243,420
                                    =============    =============         =============     =============

Basic loss per common share         $       (0.91)   $       (0.52)        $       (0.66)    $       (0.42)
                                    =============    =============         =============     =============


See accompanying notes.


                                               AEROCENTURY IV, INC.
                                             Statements of Cash Flows


                                                                    For the Six Months Ended June 30,
                                                                       2000                  1999
                                                                       ----                  ----

Net cash used by operating activities                             $     (131,930)        $    (27,300)
                                                                  --------------        -------------

Net decrease in cash                                                    (131,930)             (27,300)

Cash, beginning of period                                                369,330              988,260
                                                                  --------------        -------------

Cash, end of period                                               $      237,400        $     960,960
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                                                                            2000                 1999
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $      121,730        $     243,450
     Income taxes                                                            800                  800


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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of June 30, 2000, the Company maintained $324,530 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

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

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676") and a 67% undivided interest in a deHavilland DHC-6, serial number S/N 668 ("S/N 668"). The Company did not purchase any aircraft during the first six months of 2000.

         Aircraft and Aircraft Engines Leases

         At the time of purchase, S/N 3606 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. On February 24, 2000, the lessee of these two 30-seat aircraft filed for
reorganization.   The  lessee  is   continuing  to  operate,   and,   under  the
reorganization plan, the lessee has agreed to continue leasing one of the aircraft, S/N 3676, in which the Company owns a 50% interest, on a month to month basis at the same rent. The lessee has also begun paying monthly maintenance reserves based on the hours flown. The Company is in the process of identifying any unfunded maintenance requirements related to the pre-reorganization period for which it will submit an unsecured claim to the reorganization administrator. The lessee operated S/N 3606 through April 24, 2000 at the same rent. The Company is evaluating the condition of the aircraft and will seek re-lease opportunities once such condition is determined and any necessary maintenance work is performed.

         When S/N AC-647 was acquired, it was subject to a 36-month lease, expiring in April 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent. In connection with the repossession, the Company recorded a write-off of approximately $4,300 which represents rent receivable in excess of the letter of credit held by the Company, which the Company collected during August 1999. In June 2000, S/N AC-647 was re-leased to a U.S. carrier for a two-year term, expiring in June 2002.

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

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                   For the Six Months Ended June 30,
                                                                                             2000              1999
                                                                                             ----              ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                      27,190           (43,600)
              State                                                                           830            17,140
                                                                                    -------------    --------------
              Deferred tax provision                                                       28,020           (26,460)
              Valuation allowance                                                               -            26,460
                                                                                    -------------    --------------
         Total provision for income taxes                                           $      28,820    $          800
                                                                                    =============    ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                             2000              1999
                                                                                             ----              ----

         Income tax expense at statutory federal income tax rate                    $     (43,570)   $      (43,330)
         State taxes net of federal benefit                                                   (20)             (200)
         Tax rate differences                                                                   -            17,340
         Basis differences                                                                 72,410                 -
         California franchise tax                                                               -               530
         Valuation allowance                                                                    -            26,460
                                                                                    -------------    --------------
         Total provision for income taxes                                           $      28,820    $          800
                                                                                    =============    ==============

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements


4.       Income Taxes (continued)

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of June 30, 2000 are as follows:

         Deferred tax assets:
              Maintenance deposits                                                  $      76,390
              Prepaid rent                                                                  4,250
              State franchise taxes                                                           270
                                                                                    -------------
                  Subtotal                                                                 80,910
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                  80,910
         Deferred tax liabilities:
              Amortization of organizational costs                                           (180)
              Depreciation of aircraft                                                    (74,230)
                                                                                    -------------
                                                                                    $       6,500
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

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first six months of 2000 and 1999, the Company paid a total of $48,690 and $48,690, respectively, in management fees to JMC.

         JMC may receive a acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first six months of 2000 or 1999, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. No remarketing fees were paid during the first six months of 2000 or 1999.

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements


5.       Related Party Transactions (continued)

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during the first six months of 2000 or 1999.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's lack of significant operating expenses in connection with assets that remain on lease and the Company's cash flow are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, a favorable outcome with respect to the aircraft leased to the defaulting British regional air carrier, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Capital Resources and Liquidity

At June 30, 2000, the Company had cash balances of $237,400 and deposits of $88,300. The Company's cash balances were held for the interest payment made to the Noteholders in August 2000, for normally recurring expenses and for investment in additional Income Producing Assets.

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

There was no cash flow from investing activities during the first six months or 2000 or 1999 because the Company did purchase any aircraft during those periods. There was no cash flow from financing activities in the first six months of 2000 or 1999 because the Offering terminated in August 1997.

Although the Company has positive cash flow from operations, the Company operates at a net loss due to depreciation and interest expense.

Results of Operations

The Company recorded a net loss of ($222,060) and ($127,440) or ($0.91) and ($0.52) per share for the six months ended June 30, 2000 and 1999, respectively and ($160,970) and ($102,050) or ($0.66) and ($0.42) per share for the three months ended June 30, 2000 and 1999, respectively.

Rental income was approximately the same in 2000 as in 1999. Depreciation increased by approximately $9,000 and $5,000 during the six months and three months ended June 30, 2000 versus 1999 as a result of the depreciation expense associated with the aircraft purchased during July 1999, discussed above. Maintenance expense increased by approximately $43,000 in 2000 as a result of maintenance work performed on the Company's off-lease aircraft.

Under the terms of a tax sharing agreement between the members of the consolidated group with which the Company files a consolidated tax return, in the event that the Company has taxable income, the Company will be credited for the tax benefits provided by the use of the Company's prior year net operating losses.

Factors that May Affect Future Results

Default by Certain Lessee. The lessee for two of the Company's aircraft, a British regional carrier, recently filed for reorganization. The Company owns a 50% interest of one aircraft (S/N 3676) and 100% of the other (S/N 3606). The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing S/N 3676, on a month-to-month basis at the same rent. The lessee has also agreed to begin paying monthly maintenance reserves based on the hours flown. The lessee has suspended payments on the second aircraft, S/N 3656, and will return the aircraft to the Company. The Company is in the process of identifying any pre-reorganization claims, such as unfunded maintenance reserves or unpaid lease rentals for both aircraft, which will be submitted to the administrators of the lessee, and will be considered an unsecured claim against the lessee. It is unlikely, however, that the Company will recover the full amount of such claims from the lessee. If the Company is unable to maintain S/N 3676 on lease with the British regional air carrier and find a replacement lessee for S/N 3606 promptly, the Company's ability to meet its scheduled interest payments may be impaired.

Ability to Repay Notes. The Company's ability to repay the Notes at their maturity date is dependent in part upon reinvestment of excess cash flows in additional Income Producing Assets. To the extent that the Company realizes less than anticipated lease rentals due to lessee rental defaults, early termination of leases, or lower than expected remarketing proceeds during the term of the Notes or realizes significant unexpected expenses due to lessee defaults in rent or other obligations, this may result in lower than expected excess cash flow available for reinvestment in additional Assets. As a result, the Company's ability to repay the Notes in full at maturity may be negatively affected by such events, even if the Company is able to meet its scheduled interest payments.

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

International Risks. The Company's portfolio currently consists of leases with primarily foreign air carriers. Leases with foreign lessees may present somewhat different credit risks than those with domestic lessees.

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

Risks Related to Regional Air Carriers. Because the Company's leases are all with regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, and low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees results in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2000.

                   AEROCENTURY IV, INC.

               By: /s/ Neal D. Crispin
                   ---------------------
                   Neal D. Crispin
           Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August 15, 2000.

Signature                     Title

/s/ Neal D. Crispin           President and Chairman of the
-------------------           Board of Directors of the Registrant
Neal D. Crispin               Chief Financial Officer