Form 10-Q
period 2000-09-30
AEROCENTURY IV INC
filed 2000-11-15
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934   For the transition period from                to
                                             --------------   ---------------

Commission File Number:  333-22239


                              AeroCentury IV, Inc.
                                  (Name of small business issuer in its charter)

        California                                        94-3260392
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1440 Chapin Avenue, Suite 310
Burlingame, California                                      94010
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:                (650) 340-1880
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


On November 15, 2000 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of November 15, 2000 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ----    ----

Part I.           Financial Information

Item 1.           Financial Statements.

                               AEROCENTURY IV, INC.
                                  Balance Sheet
                               September 30, 2000

                                     ASSETS
Current assets:
     Cash                                                                  $     150,630
     Deposits                                                                    121,350
     Rent receivable                                                              56,450
     Accounts receivable                                                         209,510
                                                                           -------------
Total current assets                                                             537,940

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $685,670                               2,994,220
Debt issue costs, net of accumulated
     amortization of $238,520                                                    351,000
Other assets                                                                      10,070
                                                                           -------------

Total assets                                                               $   3,893,230
                                                                           =============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                      $     138,800
     Interest payable                                                             81,150
     Prepaid rent                                                                 12,500
     Security deposits                                                            30,000
     Maintenance deposits                                                        310,850
                                                                           -------------
Total current liabilities                                                        573,300
                                                                           -------------

Medium-term secured notes                                                      4,869,000
                                                                           -------------

Total liabilities                                                              5,442,300
                                                                           -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                          (1,792,490)
                                                                           -------------
Total shareholder's equity                                                   (1,549,070)
                                                                           -------------

Total liabilities and shareholder's equity                                 $   3,893,230
                                                                           =============


See accompanying notes.

                                               AEROCENTURY IV, INC.
                                            Statements of Operations


                                       For the Nine Months Ended             For the Three Months Ended
                                             September 30,                          September 30,

                                         2000              1999                2000              1999
                                         ----              ----                ----              ----
Revenues:

     Rent income                    $     414,890    $     513,740         $      84,450     $     183,110
     Interest income                       13,190           23,360                 4,240             5,290
                                    -------------    -------------         -------------     -------------

                                          428,080          537,100                88,690           188,400
                                    -------------    -------------         -------------     -------------

Expenses:

     Depreciation                         194,030          184,870                64,840            64,600
     Provision for impairment in
       value of aircraft                  623,940                -               623,940                 -
     Amortization                          57,440           57,440                19,150            19,140
     Maintenance                          204,620                -               154,280                 -
     Interest                             365,180          365,180               121,730           121,730
     Management fees                       73,030           73,030                24,340            24,340
     Professional fees and
        general and administrative         44,200           57,100                21,530            32,480
                                    -------------    -------------         -------------     -------------

                                        1,562,440          737,620             1,029,810           262,290
                                    -------------    -------------         -------------     -------------

Loss before taxes                     (1,134,360)        (200,520)             (941,120)          (73,890)

Tax provision                             225,520              800               196,710                 -
                                    -------------    -------------         -------------     -------------

Net loss                            $ (1,359,880)    $   (201,320)         $ (1,137,830)     $    (73,890)
                                    =============    =============         =============     =============

Weighted average common
     shares outstanding                   243,420          243,420               243,420           243,420
                                    =============    =============         =============     =============

Basic loss per common share         $      (5.59)    $      (0.83)         $      (4.67)     $      (0.30)
                                    =============    =============         =============     =============


See accompanying notes.

                                               AEROCENTURY IV, INC.
                                             Statements of Cash Flows

                                                                       For the Nine Months Ended
                                                                              September 30,

                                                                       2000                  1999
                                                                       ----                  ----

Net cash used by operating activities                             $    (188,320)        $      40,120

Investing activity -
     Purchase of interest in aircraft                                   (30,380)            (659,950)
                                                                  --------------        -------------

Net decrease in cash                                                   (218,700)            (619,830)

Cash, beginning of period                                                369,330              988,260
                                                                  --------------        -------------

Cash, end of period                                               $      150,630        $     368,430
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                                                                            2000                 1999
                                                                            ----                 ----
     Interest                                                     $      365,180        $     365,180
     Income taxes                                                            800                  800


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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of September 30, 2000, the Company maintained $252,780 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at the lower of cost or market value, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

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

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676") and a 67% undivided interest in a deHavilland DHC-6, serial number S/N 668 ("S/N 668"). The Company did not purchase any aircraft during the first nine months of 2000, but did capitalize $30,370 of equipment added to S/N 668.

         Aircraft and Aircraft Engines Leases

         At the time of purchase, S/N 3606 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy and had its own facility which was certified to perform any required maintenance. On February 24, 2000, the lessee filed for reorganization. The lessee has continued to operate, and, under the reorganization plan, the lessee is continuing to lease S/N 3676, in which the Company owns a 50% interest, on a month-to-month basis at the same rent as under the original lease. The lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and paying rent and maintenance reserves under its reorganization plan. The owners of the aircraft now believe that S/N 3676 will be returned by the lessee by year-end 2000 and that collection on any claim for the maintenance related to usage by the lessee prior to the reorganization date but not required to be performed until after the reorganization date is doubtful. The owners believe that they will realize a greater benefit if they sell the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Because such maintenance will likely not be performed, the Company believes that there has been an impairment of the asset. The Company has, therefore, reduced the carrying value of the aircraft from $425,700 to $275,000 and recognized a provision for impairment estimated to be $150,700 at September 30, 2000. (See also Note 6, Subsequent Events.) The same British regional airline was lessee of S/N 3606 and operated it through April 24, 2000 at the same rent. The aircraft was subsequently returned to the Company. In order to bring the aircraft to a condition required to lease it to a new lessee, the Company would have had to spend more on maintenance than it could afford. The Company decided to attempt to sell the aircraft "as is", which sale was completed in October 2000. Therefore, the Company reduced the carrying value of the aircraft from $873,200 to $400,000, the sales price, and recognized a provision for impairment of $473,200 at September 30, 2000.

                                AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines (continued)

         When S/N AC-647 was acquired, it was subject to a 36-month lease, expiring in April 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent. In connection with the repossession, the Company recorded a write-off of approximately $4,300 which represented rent receivable in excess of the letter of credit held by the Company, which the Company collected during August 1999. In June 2000, S/N AC-647 was re-leased to a U.S. carrier for a two-year term, expiring in June 2002.

         The Engine is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller, expiring in November 2002. The Engine is subleased by the seller to a Mexican-based regional carrier.

         S/N 668, in which the Company owns a 67% interest, was subject to a 60-month lease, expiring in July 2004, with a regional carrier in Colombia. During the third quarter of 2000, due to non-payment of rent and reserves by the lessee, the Company notified the lessee of its intent to repossess the aircraft. The Company recorded a write-off of $93,120 of rent receivable which amount was net of the security deposit held by the Company, and reduced its reserves receivable and related liability by $122,600. During November, the owners repossessed S/N 668. At September 30, 2000, the Company has also accrued $134,000 of estimated maintenance to be performed on S/N 668 related to usage by the lessee. The owners believe that there are limited re-lease opportunities for this type of aircraft. Therefore, in November 2000, the owners signed a non-binding term sheet for the sale of the aircraft to be consummated on November 30, 2000 which, if successful, would allow the Company to realize a gain on the sale of approximately $71,000. (See also Note 6, Subsequent Events.)

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

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                      For the Nine Months Ended
                                                                                             September 30,

                                                                                          2000             1999
                                                                                          ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                      14,080          (68,720)
              State                                                                           810            17,020
                                                                                    -------------    --------------
              Deferred tax provision                                                       14,890          (51,700)
              Valuation allowance                                                         209,830            51,700
                                                                                    -------------    --------------
         Total provision for income taxes                                           $     225,520    $          800
                                                                                    =============    ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                          2000             1999
                                                                                          ----             ----

         Income tax expense at statutory federal income tax rate                    $   (352,490)    $     (68,180)
         State taxes net of federal benefit                                                 (240)             (320)
         Tax rate differences                                                                   -            17,340
         Basis differences                                                                 21,370                 -
         California franchise tax                                                               -               260
         Inter-company tax expense                                                        347,050                 -
         Valuation allowance                                                              209,830            51,700
                                                                                    -------------    --------------
         Total provision for income taxes                                           $     225,520    $          800
                                                                                    =============    ==============

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of September 30, 2000 are as follows:

              Depreciation on aircraft                                              $     130,010
              Maintenance deposits                                                         64,930
              Prepaid rent                                                                  4,260
              Net operating losses                                                         10,530
              State franchise taxes                                                           270
                                                                                    -------------
                  Subtotal                                                                210,000
                  Valuation allowance                                                   (209,830)
                                                                                    -------------
                  Net deferred tax assets                                                     170
         Deferred tax liabilities:
              Amortization of organizational costs                                          (170)
                                                                                    -------------

         Net deferred tax asset                                                     $           -
                                                                                    =============

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Income Taxes (continued)

         The Company does not anticipate generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. Therefore, the Company has recognized a valuation allowance equal to the net deferred tax asset.

         As discussed in Note 1 the Company is a subsidiary of JHC. JHC files a consolidated tax return that includes the Company as a member of the consolidated group. The current and deferred taxes of the consolidated group are allocated to members of the group in their separately issued financial statements. Current and deferred income taxes are allocated to members of the group by applying FAS 109 as if each were a separate taxpayer. In addition, the members of the group record inter-company receivables and payables to reflect the tax benefits of net operating losses used in the consolidated tax return. However, under the terms of the tax sharing agreement with other members of the consolidated group, the Company does not expect its inter-company receivable to be collected because it does not expect to generate adequate future taxable income. The Company's current net operating losses may be carried forward for twenty years and begin to expire in 2020.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first nine months of 2000 and 1999, the Company paid a total of $73,030 and $73,030, respectively, in management fees to JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first nine months of 2000, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During the first nine months of 1999, the Company paid JMC a total of $36,280 in acquisition fees.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during the first nine months of 2000 or 1999.

6.       Subsequent Events

         At the time of purchase in July 1997, S/N 3676, in which the Company owns a 50% interest, was under a lease, expiring July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy and had its own facility which was certified to perform any required maintenance. In February 2000, the lessee filed for reorganization. The lessee has continued to operate, and, under the reorganization plan, the lessee has continued to lease S/N 3676 on a month-to-month basis at the same rent as under the original lease. The lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and paying rent and maintenance reserves under its reorganization plan. The owners of the aircraft now believe that S/N 3676 will be returned by the lessee by year-end

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

6.       Subsequent Events (continued)

2000 and that collection on any claim for the maintenance related to usage by the lessee prior to the reorganization date but not required to be performed until after the reorganization date is doubtful. The owners believe that they will realize a greater benefit if they sell the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Because such maintenance will likely not be performed, the Company believes that there has been an impairment of the asset. The Company has, therefore, reduced the carrying value of the aircraft from $425,700 to $275,000 and recognized a provision for impairment estimated to be $150,700 at September 30, 2000. If, as the Company anticipates, it is unable to collect a substantial portion of its claim in bankruptcy for unfunded maintenance requirements, this possibility, along with the asset impairment for S/N 3676 recognized during the third quarter of 2000, will have a material adverse affect upon the Company's ability to meet its scheduled interest payments, as well as repayment in full of the Notes at maturity.

         The same British regional airline was lessee of S/N 3606 and operated it through April 24, 2000 at the same rent. The aircraft was subsequently returned to the Company. In order to bring the aircraft to a condition required to lease it to a new lessee, the Company would have had to spend more on maintenance than it could afford. The Company decided to attempt to sell the aircraft "as is", which sale was completed in October 2000. Therefore, the Company reduced the carrying value of the aircraft from $873,200 to $400,000, the sales price, and recognized a provision for impairment of $473,200 at September 30, 2000.

         The Company owns a 67% interest in S/N 668. Over the last several months, the owners of the aircraft have tried to work out a payment plan under which the lessee of S/N 668, a Colombian regional carrier, could continue to use the aircraft while paying reduced rent and deferring the shortfall until the lessee became more profitable. The owners attempted to perfect a first priority secured interest in real estate owned by the lessee, the estimated fair market value of which approximated the monies owed the owners. However, after protracted negotiations, the lessee failed to sign the necessary documents, and the owners began repossession efforts which were completed in November 2000. The owners believe that there are limited re-lease opportunities for this type of aircraft. Therefore, in November 2000, the owners signed a non-binding term sheet for the sale of the aircraft to be consummated on November 30, 2000 which, if successful, would allow the Company to realize a gain on the sale of approximately $71,000.

         The total proceeds from the sale of S/N 3606 and the sale of S/N 668, if it occurs, will probably not be adequate to invest in another income producing asset. Under the Trust Indenture Agreement, the proceeds would then be turned over to the Trustee to distribute to the Noteholders.

                               AEROCENTURY IV, INC
                          Notes to Financial Statements


7.       Going Concern

         As shown in the accompanying financial statements, the Company incurred a net loss of ($1,359,880) for the nine months ended September 30, 2000, and as of that date, the Company's total liabilities exceeded its total assets by $1,549,070. In addition, the Company does not anticipate having sufficient total potential proceeds to invest in another income producing asset and, therefore, under the Trust Indenture, it anticipates turning over those proceeds to the Trustee. Further, the Company estimates that it may not have sufficient cash balances to fund the required interest payment of approximately $122,000 on February 1, 2001.

         These factors create a substantial uncertainty about the Company's ability to continue as a going concern. Therefore, the Company intends to notify the Trustee that a default under the Trust Indenture Agreement is likely and, upon such default, the Trustee would then have the right to manage the Company's assets, all of which are collateral for the notes obligation. Management of the Company's assets and extinguishment of its liabilities would then become the responsibility of the Trustee. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the return of S/N 3676 and the collection of unfunded maintenance requirements, realization of a greater benefit from sale rather than re-lease of S/N 3676, the limited re-lease opportunities for S/N 668, the possible sale of S/N 668, the generation of future taxable income, the Company's lack of significant operating expenses in connection with assets that remain on lease, the collection of its inter-company receivable related to its tax sharing agreement, and the inadequacy of cash reserves to meet short-term immediate requirements are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to further defaults by existing lessees, recovery of maintenance claims from certain defaulting lessees, time required to re-lease any returned aircraft, general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Capital Resources and Liquidity

At September 30, 2000, the Company had cash balances of $150,630 and deposits of $121,350. The Company's cash balances were held for the interest payment made to the Noteholders in November 2000 and for normally recurring expenses.

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

The Company currently estimates that it may not have available adequate reserves to meet its short term immediate cash requirements for normal operating costs and interest on the secured notes due February 1, 2001. See "Factors that May Affect Future Results", below, for a discussion of factors affecting the Company's cash flow.

The decrease in cash flow used by investing activities from 1999 to 2000 was due to the Company's purchase of an aircraft during August 1999 versus no such purchases, other than capitalizing the cost of equipment added to a plane already owned, in 2000. There was no cash flow from financing activities in the first nine months of 2000 or 1999 because the Offering terminated in August 1997.

The Company had negative cash flow from operations for the first nine months of 2000 because the total paid for interest, maintenance and operating expenses exceeded revenues collected. However, even when the Company had positive cash flow from operations, it typically operated at a net loss due to depreciation and interest expense.

Results of Operations

The Company recorded a net loss of ($1,359,880) and ($201,320) or ($5.59) and ($0.83) per share for the nine months ended September 30, 2000 and 1999, respectively, and ($1,137,830) and ($73,890) or ($4.67) and ($0.30) per share for the three months ended September 30, 2000 and 1999, respectively.

Rental income decreased by approximately $99,000 in the nine month and three month periods of 2000 versus 1999, due to the repossession of S/N 668 and the associated write-off of rent receivable during the third quarter of 2000.
Depreciation increased by approximately $9,000 during the nine months ended September 30, 2000 versus 1999 as a result of the depreciation expense associated with the purchase of S/N 668 during July 1999. Maintenance expense increased by approximately $205,000 and $154,000 in the nine month and three periods of 2000 as a result of maintenance work performed on S/N 647 prior to its re-lease and the accrual of estimated maintenance to be performed on S/N 668, as a result of reserves which the Company was unable to collect from the lessee. The company wrote off the receivable for uncollected maintenance during September 2000. During the third quarter of 2000, the Company recorded a provision for impairment in value of S/N 3676 based on its estimated fair value and a provision for impairment in value of S/N 3606 based on its sale during October 2000. If, as the Company anticipates, it is unable to collect a substantial portion of its claim in bankruptcy for unfunded maintenance requirements, this possibility, along with the asset impairment for S/N 3676 and S/N 3606 recognized during the third quarter of 2000, will have a material adverse affect upon the Company's ability to meet its scheduled interest payments, as well as repayment in full of the Notes at maturity.

Under the terms of a tax sharing agreement between the members of the consolidated group with which the Company files a consolidated tax return, in the event that the Company has taxable income, the Company will be credited for the tax benefits provided by the use of the Company's prior year net operating losses. However, under the terms of the tax sharing agreement with other members of the consolidated group, the Company does not expect its inter-company receivable to be collected because it does not expect to generate adequate future taxable income.

Factors that May Affect Future Results

Lessee Defaults; Need for Debt Restructuring. As described below in "Risks Related to Regional Air Carriers", the Company's primary customers are regional air carriers who generally pay a higher lease rate, but entail a higher risk of default or lessee bankruptcy compared to major carriers. To date, though the Company carefully analyzed the financial risk of its lessees prior to entering into lease transactions, the Company has unfortunately experienced defaults with respect to lessees of four of five aircraft that it owns or co-owns. The most recent bankruptcy of a lessee that leases two aircraft from the Company, one entirely owned by the Company and the other half-owned, described below in "Bankruptcy of Certain Lessee" was a substantial setback to the Company, given the Company's modest portfolio size. This, combined with the prior defaults by other lessees, has eroded the Company's financial status. Though the Company has, to date, been able to make its required interest payments to the Noteholders, other lessee defaults and the failure to recover on claims made against defaulting lessees and/or promptly re-lease repossessed aircraft, have adversely affected the Company's ability to continue to meet its interest obligations, and may also result in the Company's inability to fully repay the principal due under the Notes at maturity, absent substantial restructuring of the debt obligations.

Bankruptcy of Certain Lessee. The lessee for two of the Company's aircraft, a British regional carrier, filed for reorganization in February 2000. The Company owns a 50% interest of one aircraft (S/N 3676) and 100% of the other (S/N 3606). The lessee is continuing to operate, and, under a reorganization plan adopted by the trustee managing the reorganization, the lessee agreed to continue leasing S/N 3676, on a month-to-month basis at the same rent as under the original lease. The lessee also agreed to begin paying monthly maintenance reserves based on the hours flown. In April 2000, the lessee suspended payments on the second aircraft, S/N 3606, and returned the aircraft to the Company. The Company has claims for unfunded maintenance related to periods prior to the reorganization, and any unpaid lease rentals for both aircraft, which will be considered an unsecured claim against the lessee. It is unlikely, however, that the Company will recover the full amount of such claims from the lessee. If there is a substantial deficiency in the recovery of its claims against such lessee, or if the Company is unable to maintain S/N 3676 on lease with the British regional air carrier, the Company's ability to meet its scheduled interest payments may be impaired.

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

Ability  to Repay  Notes.  The  Company's  ability  to repay  the Notes at their maturity date is dependent in part upon reinvestment of excess cash flows in additional Income Producing Assets. The Company has realized less than anticipated lease rentals due to an unanticipated number of lessee rental defaults, early termination of leases and significant unexpected expenses due to lessee defaults in rent or other obligations. This has resulted in lower than expected excess cash flow available for reinvestment in additional Assets and a smaller than anticipated portfolio value. As a result, the Company's ability to repay the Notes in full at maturity has been negatively affected by such events and, absent a restructuring of such debt, repayment in full at maturity is not likely, even if the Company is able to meet its scheduled interest payments.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2000.

                                          AEROCENTURY IV, INC.


                                      By: /s/ Neal D. Crispin
                                          --------------------
                                          Neal D. Crispin
                                          Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 15, 2000.

Signature                                 Title

/s/ Neal D. Crispin                       President and Chairman of the
-------------------                       Board of Directors of the Registrant
Neal D. Crispin                           Chief Financial Officer