Form 10KSB
period 2000-12-31
AEROCENTURY IV INC
filed 2001-03-30
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                 to
                                          ----------------   ----------------

Commission File Number:  333-22239

                              AeroCentury IV, Inc.
                 (Name of small business issuer in its charter)

            California                                  94-3260392
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

   1440 Chapin Avenue, Suite 310
      Burlingame, California                              94010
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:         (650) 340-1880
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

Revenues for the issuer's most recent fiscal year:  $533,260

On March 30, 2001 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 30, 2001 the Issuer has 243,420 Shares of Common Stock outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                               -------   -------

                                     PART I

Item 1.           Business.

Business of the Company

AeroCentury IV, Inc. (the "Company") was incorporated in the state of California in February 1997 ("Inception"). The Company was formed solely for the purpose of offering up to $10,000,000 in 10% Secured Promissory Notes, due April 30, 2005 ("Notes") (the "Offering"). The Offering commenced in May 1997 and was terminated in August 1997, after $4,869,000 in Notes were sold. The proceeds of the Offering were used to purchase income producing assets ("Income Producing Assets") consisting of turboprop aircraft and aircraft engines, subject to operating or full payout leases with third parties.

All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to its newly-created, wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages
AeroCentury Corp. ("ACY"), a Delaware corporation, and JetFleet III, a California corporation, which are affiliates of JHC and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

The sole director of the Company is Neal D. Crispin. The officers of the Company are Neal D. Crispin, President and Secretary, and Marc J. Anderson, Senior Vice President and Chief Operating Officer.

The revenue generated from the Income Producing Assets has been used to fund interest payments on the Notes. Excess cash flow from operations, after interest payments on the Notes, has been held as cash because it was, in the aggregate, insufficient to purchase additional Income Producing Assets. In addition, although the Company has recently sold interests in three aircraft, it does not believe that the total proceeds of such sales are sufficient to invest in a desirable Income Producing Asset and, therefore, as required by the Trust Indenture, the Company anticipates turning over those sales proceeds to the Trustee. After May 1, 2003, any excess cash, after interest payments on the Notes, is required to be deposited to a sinking fund account established to facilitate repayment of principal of the Notes on their maturity. (Deposits of cash may also be made prior to May 1, 2003 if the Company decides to make prepayments on the principal of the Notes.) As discussed below, the Company currently estimates that it will not have available adequate reserves to meet its short-term immediate cash requirements for normal operating costs and interest on the secured Notes due August 1, 2001. If, as anticipated, the Company is unable to fund the August 1, 2001 interest payment, it will be in default under the Trust Indenture. (See Factors that May Affect Future Results, below, for a discussion of actions which may be taken after there has been such default.)

Aircraft and Aircraft Engines

At December 31, 2000, the Company owned a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), and a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676"). During 2000, the Company sold its Shorts SD3-60-100, serial number S/N 3606 ("S/N 3606"), and its 67% undivided interest in a deHavilland DHC-6, serial number S/N 668 ("S/N 668"). S/N 3676 was returned to the Company during the fourth quarter and, in January 2001, it was also sold. The Company did not purchase any aircraft during 2000.

When S/N AC-647 was acquired, it was subject to a 36-month lease, expiring in April 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent. In connection with the repossession, the Company recorded a write-off of approximately $4,300, which represented rent receivable in excess of the letter of credit held by the Company, which the Company collected during August 1999. In June 2000, S/N AC-647 was re-leased to a U.S. carrier for a two-year term, expiring in June 2002.

The Engine is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller, expiring in November 2002. The Engine is subleased by the seller to a Mexican-based regional carrier.

At the time of purchase, S/N 3606 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. It had recently been named Airline of the Year by the European Regions Airline Association and had its own facility, which was certified to perform any required maintenance. Subsequent to the Company's purchase of the aircraft, the airline's management pursued a policy of rapid expansion, which led to a financial crisis and, on February 24, 2000, the lessee filed for reorganization.

The lessee has continued to operate, and, under the reorganization plan, the lessee continued to lease S/N 3676, in which the Company owns a 50% interest, on a month-to-month basis at the same rent as under the original lease. The lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and agreed to pay rent and maintenance reserves under its reorganization plan. The lessee notified the owners that the aircraft would be returned to them during the fourth quarter. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment of $245,350 during 2000. The aircraft was returned to the Company during the fourth quarter and, in January 2001 it was sold. The Company received net proceeds of $167,450 and recognized a gain of $35,980.

The same British regional airline was lessee of S/N 3606 and operated it through April 24, 2000 at the same rent. The aircraft was subsequently returned to the Company. In order to bring the aircraft to a condition required to lease it to a new lessee, the Company would have had to spend more on maintenance than it could afford. The Company decided to attempt to sell the aircraft "as is", which sale was completed in October 2000. Therefore, the Company reduced the carrying value of the aircraft from $873,200 to $400,000, the sales price, and recognized a provision for impairment of $473,200 at September 30, 2000. The Company recognized a gain of $45,940 related to the reserves collected from the lessee, which were not included in the sale of the aircraft.

The Company had filed claims for approximately $1,069,000 of unfunded, pre-reorganization maintenance expense related to S/N 3606 and S/N 3676. On February 13, 2001, a majority of the creditors of the lessee approved a reorganization plan, which provided that unsecured creditors, like the Company, would not receive any recovery of pre-reorganization claims.

S/N 668, in which the Company owned a 67% interest, was subject to a 60-month lease, expiring in July 2004, with a regional carrier in Colombia. During the third quarter of 2000, due to non-payment of rent and reserves by the lessee, the Company notified the lessee of its intent to repossess the aircraft. At the same time, the Company recorded a write-off of $93,120 of rent receivable which amount was net of the security deposit held by the Company, and reduced its reserves receivable and related liability by $122,600. The Company also accrued $134,000 of estimated maintenance to be performed on S/N 668 related to usage by the lessee. During November, the owners repossessed S/N 668. In December, the owners sold the aircraft "as is". The Company received net proceeds of $610,450 and recognized a loss of $37,820. Because the aircraft was sold "as is", no incremental maintenance work was performed and the Company reversed the $134,000 accrual for such work.

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

Number of Security Holders

Approximate number of holders of Notes ("Noteholders") as of March 30, 2001: 350

Dividends

The Company has not declared a dividend on Common Stock since its formation.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the use of sales proceeds to invest in additional assets, the
Company's  ability  to meet its  short-term  immediate  cash  requirements,  the incurring of significant operating expenses for assets on lease, the insufficiency of sales proceeds from asset sales to invest in additional assets, the collection of its inter-company receivable related to its tax sharing agreement, the Company's inability to meet its interest obligations after its May 2001 interest payment, its potential default upon its August 2001 interest payment and the Trustee's actions thereafter to take control of the Company's assets, and the inadequacy of cash reserves to meet short-term immediate requirements are forward looking statements. While the company believes that such statements are accurate, actual results may differ due to further defaults by existing lessees, recovery of maintenance claims from certain defaulting lessees, time required to re-lease any returned aircraft, general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Results of Operations

The Company recorded a net loss of ($1,751,770) or ($7.20) per share and ($126,920) or ($0.76) per share for the year ended December 31, 2000 and 1999, respectively.

Rental income decreased by approximately $197,000 in 2000 due to the repossession of S/N 668 and the associated write-off of rent receivable during the third quarter of 2000 and its subsequent sale during fourth quarter 2000, the off-lease status and subsequent sale of S/N 3606, and the return of S/N 3676 during fourth quarter 2000. Depreciation decreased approximately $13,000 due to the asset sales noted above. During 2000, the Company also recorded as expense approximately $1.0 million to reflect a reduction in the carrying value of four assets, based on the current appraisal of and management's analysis of market conditions for the aircraft.

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

Capital Resources and Liquidity

At the end of 2000, the Company had cash balances of $1,193,140 and deposits of $91,440. Approximately $147,000 of the Company's cash balances was held for the interest payment made to the Noteholders in February 2001 and for normally recurring expenses. The remaining cash, which was the result of two aircraft sales during the fourth quarter 2000, is being held for return to the Trustee as required under the terms of the Trust Indenture.

Since its formation, the Company's capital has come in the form of equity contributions from JHC, proceeds from the Offering, rental revenue from the Income Producing Assets purchased using those proceeds, and, most recently, proceeds from the sale of assets. The Company's liquidity varies, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Noteholders and to the extent expenses exceed cash flows from leases.

Since the Company has acquired Income Producing Assets, which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remain on lease.

Excess cash flow from operations, after interest payments on the Notes, has been held as cash because it was, in the aggregate, insufficient to purchase additional Income Producing Assets. In addition, although the Company has recently sold several aircraft, it does not believe that the total proceeds of such sales are sufficient to invest in a desirable Income Producing Asset and, therefore, as required by the Trust Indenture, the Company anticipates turning over those sales proceeds to the Trustee. After May 1, 2003, any excess cash, after interest payments on the Notes, is required to be deposited to a sinking fund account established to facilitate repayment of principal of the Notes on their maturity. (Deposits of cash may also be made prior to May 1, 2003 if the Company decides to make prepayments on the principal of the Notes.)

The Company currently estimates that it will not have available adequate reserves to meet its short-term immediate cash requirements for normal operating costs and interest on the secured notes due August 1, 2001. See "Factors that May Affect Future Results", below, for a discussion of factors affecting the Company's cash flow.

The decrease in cash flow from operations during 2000 was due primarily to the approximately $1.6 million increase in the Company's net loss in 2000 versus 1999 which was only partially offset by a provision for impairment in value of aircraft of approximately $1.0 million. The decrease in cash flow from operations from year to year was partially offset by increases in the change in accounts receivable and receivable from affiliates, the effect of which was only partially offset by decreases in the change in accounts payable, security deposits and prepaid rent from year to year.

The increase in cash flow provided by investing activities was the result of the Company's sale of its interest in two of its Income Producing Assets during the fourth quarter of 2000. There was no cash flow from financing activities in 2000 or 1999 because the Offering terminated in August 1997.

Factors that May Affect Future Results

Anticipated Default; Trustee's Ability to Maximize Returns. It is likely that the Company will be unable to meet its interest obligations after the required May 2001 payment, due to cash flow problems created by lessee rental defaults, early termination of leases, and lower than expected remarketing proceeds described above. It is anticipated that the Company will be in default under its Indenture upon its failure to make the August 1, 2001 interest payment. At that time, it is believed that the Trustee, First Security Bank, N.A., will take control of the Company's assets securing the Indenture, namely the aircraft portfolio and leases. At that point, the Trustee will have the power to direct disposition of the collateral with the goal of maximizing value to the Noteholders. This could entail an immediate or staged disposition of all the assets or retention of the assets on lease for the benefit of the Noteholders, or a combination thereof. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Noteholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio.

General Economic Conditions. The market for used aircraft has been cyclical, and usually reflects economic conditions and the strength of the travel and transportation industry. At any time, the market for used aircraft may be adversely affected by such factors as airline financial difficulties, higher fuel costs, and improved availability and economics of new replacement aircraft.

An adverse change in the global air travel industry, however, could result in reduced carrier revenue and excess capacity and increase the risk of failure of some weaker regional air carriers and create lessee credit risks or greater leasing risks as discussed below.. While the Company believes that with proper asset and lessee selection the impact of such changes on the Company can be reduced, there is no assurance that the Company's business will escape the effects of such a global downturn, or a regional downturn in an area where the Company has placed a significant amount of its assets. In particular, a downturn that affects used aircraft values in the near future may substantially impact the value of the Company's aircraft portfolio at a time when that portfolio is being liquidated to repay the Notes.

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

International Risks. The Company's portfolio currently includes a lease with a foreign air carrier. Leases with foreign lessees may present somewhat different credit risks than those with domestic lessees.

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

Item 7.  Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for AeroCentury IV, Inc.:

                           Report of Independent Auditors, Vocker Kristofferson and Co.
                           Balance  Sheet  as  of  December  31, 2000
                           Statements of Operations for the Years Ended
                              December 31, 2000 and 1999
                           Statements   of   Changes  in
                           Shareholder's Deficit for the Years Ended
                              December 31, 2000 and 1999
                           Statements of Cash Flows for the Years Ended
                              December 31, 2000 and 1999
                           Notes to Financial Statements

         (2)      Schedules:

                           All schedules  have been  omitted  since the required
                            information is presented in the financial statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of AeroCentury IV, Inc.


We have audited the accompanying balance sheet of AeroCentury IV, Inc., California corporation, as of December 31, 2000 and the related statements of operations, shareholder's deficit and cash flows for the years ended December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury IV, Inc., at December 31, 2000 and the related statements of operations, shareholder's equity and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,751,770 for the year ended December 31, 2000, and, as of that date, the Company's total liabilities exceeded its total assets by $1,940,950. As described more fully in Note 8 to the financial statements, the Company may not have sufficient cash balances to fund required interest payments due during the year ended December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



VOCKER KRISTOFFERSON AND CO.



March 22, 2001
San Mateo, California

                               AEROCENTURY IV, INC.
                                  Balance Sheet
                                December 31, 2000


                                     ASSETS

Current assets:
     Cash                                                                  $   1,193,140
     Deposits                                                                     91,440
     Rent receivable                                                              48,040
     Accounts receivable                                                         194,900
                                                                           -------------
Total current assets                                                           1,527,520

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $460,640                               1,490,010
Debt issue costs, net of accumulated
     amortization of $257,670                                                    331,850
Other assets                                                                       6,320
                                                                           -------------

Total assets                                                               $   3,355,700
                                                                           =============


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                                      $      13,740
     Payable to affiliate                                                         38,920
     Interest payable                                                             81,150
     Prepaid rent                                                                  7,500
     Security deposits                                                            20,000
     Maintenance deposits                                                        266,340
                                                                           -------------
Total current liabilities                                                        427,650
                                                                           -------------

Medium-term secured notes                                                      4,869,000
                                                                           -------------

Total liabilities                                                              5,296,650
                                                                           -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                           (2,184,370)
                                                                           -------------
Total shareholder's deficit                                                   (1,940,950)
                                                                           -------------

Total liabilities and shareholder's deficit                                $   3,355,700
                                                                           =============


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              AEROCENTURY IV, INC.
                            Statements of Operations


                                                                     For the year ended December 31,

                                                                       2000                  1999
                                                                       ----                  ----
Revenues:

     Rent income                                                  $      503,310        $     700,620
     Gain on sale of aircraft                                              8,120                    -
     Interest income                                                      21,830               28,500
                                                                  --------------        -------------

                                                                         533,260              729,120
                                                                  --------------        -------------

Expenses:

     Depreciation                                                        236,890              249,470
     Amortization                                                         76,580               76,580
     Maintenance                                                          72,500               88,470
     Interest                                                            486,900              486,900
     Management fees                                                      97,380               97,380
     Professional fees and general and administrative                     68,260               81,170
     Provision for impairment in value of aircraft                     1,021,000                    -
                                                                  --------------        -------------

                                                                       2,059,510            1,079,970
                                                                  --------------        -------------

Loss before taxes                                                     (1,526,250)            (350,850)

Tax provision/(benefit)                                                  225,520             (223,930)
                                                                  --------------        -------------

Net loss                                                          $   (1,751,770)        $   (126,920)
                                                                  ==============        =============

Weighted average common shares outstanding                               243,420              243,420
                                                                  ==============        =============

Basic loss per common share                                       $        (7.20)        $      (0.76)
                                                                  ==============        =============


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              AEROCENTURY IV, INC.
                       Statements of Shareholder's Deficit
                 For the years ended December 31, 2000 and 1999


                                                                                        Total
                                                    Common          Accumulated     Shareholder's
                                                     Stock            Deficit          Deficit

Balance, December 31, 1998                       $     243,420    $    (305,680)    $    (62,260)

Net loss for the period                                      -         (126,920)        (126,920)
                                                 -------------    --------------    -------------

Balance, December 31, 1999                             243,420         (432,600)        (189,180)

Net loss for the period                                              (1,751,770)      (1,751,770)
                                                 -------------    --------------    -------------

Balance, December 31, 2000                       $     243,420      $(2,184,370)     $(1,940,950)
                                                 =============      ============    =============


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              AEROCENTURY IV, INC.
                            Statements of Cash Flows


                                                                     For the year ended December 31,
                                                                       2000                  1999
                                                                       ----                  ----
Operating activities:
     Net loss                                                     $   (1,751,770)       $    (126,920)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
         Depreciation                                                    236,890              249,470
         Amortization                                                     76,580               76,580
         Provision for impairment in value of aircraft                 1,021,000                    -
         Receivable from affiliates-deferred taxes                       231,980            (231,980)
         Deferred taxes                                                   (7,270)               7,270
         Change in operating assets and liabilities:
           Deposits                                                      (28,440)             (48,390)
           Rent receivable                                                19,640              (13,420)
           Accounts receivable                                           (43,850)            (144,640)
           Other assets                                                    7,850              (14,170)
           Accounts payable                                              (89,080)              91,820
           Payable to affiliate                                           38,920                    -
           Prepaid rent                                                  (25,660)              33,160
           Security deposits                                             (20,200)              40,200
           Maintenance deposits                                          123,290              122,030
                                                                  --------------        -------------
Net cash (used)/provided by operating activities                        (218,240)              41,010
                                                                  --------------        -------------

Investing activities:
     Proceeds from disposal of assets                                  1,072,420                    -
     Purchase of interests in aircraft                                   (30,370)            (659,940)
                                                                  --------------        -------------
Net cash provided/(used) in investing activities                       1,042,050             (659,940)
                                                                  --------------        ------------

Net increase/(decrease) in cash                                          823,810             (618,930)

Cash, beginning of period                                                369,330              988,260
                                                                  --------------        -------------

Cash, end of period                                               $    1,193,140        $     369,330
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
                                                                            2000                 1999
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $      486,900        $     486,900
     Income taxes                                                            800                  800



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of December 31, 2000, the Company maintained $1,268,420 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at the lower of cost or market value, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         Impairment of Long-lived Assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. At each year-end, the Company reviews its long-lived assets for impairment based on estimated future non-discounted cash flows attributable to the assets or appraisals. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

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

         Debt Issue Costs (continued)

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

         Recent Accounting Pronouncements

         SFAS No. 137, which amended the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company adopted SFAS No. 133 on January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. Because the Company does not hold any derivatives as defined in SFAS No. 133, the adoption of SFAS No. 133 did not have a material impact on its results of operations or financial position.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted by the Company in 2000. The adoption of the provisions of SAB 101 did not have a material effect on the Company's consolidated operating results, statement of financial position or cash flow.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         At December 31, 2000, the Company owned a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"), and a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676"). During 2000, the Company sold its Shorts

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines (continued)

SD3-60-100, serial number S/N 3606 ("S/N 3606"), and its 67% undivided interest in a deHavilland DHC-6, serial number S/N 668 ("S/N 668"). S/N 3676 was returned to the Company during the fourth quarter and, in January 2001, it was also sold. The Company did not purchase any aircraft during 2000, but did capitalize $30,370 of equipment added to S/N 668. During December 2000, the Company recorded as expense $302,410 to reflect a reduction in the carrying value of S/N AC-647 and the Engine, based on an appraisal of the assets.

         Aircraft and Aircraft Engines Leases

         When S/N AC-647 was acquired, it was subject to a 36-month lease, expiring in April 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent. In connection with the repossession, the Company recorded a write-off of approximately $4,300, which represented rent receivable in excess of the letter of credit held by the Company, which the Company collected during August 1999. In June 2000, S/N AC-647 was re-leased to a U.S. carrier for a two-year term, expiring in June 2002.

         The Engine is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller, expiring in November 2002. The Engine is subleased by the seller to a Mexican-based regional carrier.

         At the time of purchase, S/N 3606 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. Subsequently, the airline experienced financial difficulties and, on February 24, 2000, filed for reorganization.

         The lessee has continued to operate, and, under the reorganization plan, the lessee continued to lease S/N 3676, in which the Company owns a 50% interest, on a month-to-month basis at the same rent as under the original lease. The lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and agreed to pay rent and maintenance reserves under its reorganization plan. The lessee notified the owners that the aircraft would be returned to them during the fourth quarter. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment estimated to be $245,350 at during 2000. The aircraft was returned to the Company during the fourth quarter and, in January 2001 it was sold. The Company received net proceeds of $167,450 and recognized a gain of $35,980 (See also Note 7, Subsequent Events.)

         The same British regional airline was lessee of S/N 3606 and operated it through April 24, 2000 at the same rent. The aircraft was subsequently returned to the Company. In order to bring the aircraft to a condition required to lease it to a new lessee, the Company would have had to spend more on maintenance than it could afford. The Company decided to sell the aircraft "as is", which sale was completed in October 2000. Therefore, the Company reduced the carrying value of the aircraft from $873,200 to $400,000, the sales price, and recognized a provision for impairment of $473,200 at September 30, 2000. The Company recognized a gain of $45,940 related to the reserves collected from the lessee which were not included in the sale of the aircraft.

         S/N 668, in which the Company owns a 67% interest, was subject to a 60-month lease, expiring in July 2004, with a regional carrier in Colombia. During the third quarter of 2000, due to non-payment of rent and reserves by the lessee, the Company notified the lessee of its intent to repossess the aircraft. At the same time, the Company recorded a write-off of $93,120 of rent receivable which amount was net of the security deposit held by the Company, and reduced its reserves receivable and related liability by $122,600. The Company also accrued $134,000

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

of estimated maintenance to be performed on S/N 668 related to usage by the lessee. During November, the owners repossessed S/N 668. In December, the owners sold the aircraft "as is". The Company received net proceeds of $610,450 and recognized a loss of $37,820. Because the aircraft was sold "as is", no incremental maintenance work was performed and the Company reversed the $134,000 accrual for such work.

         Detail of Investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 2000 and 1999:


                                                           Accumulated      Allowance for
                                              Cost        Depreciation       Impairment           Net

Balance, December 31, 1998              $   3,613,520     $   (242,160)    $           -     $   3,371,360

Additions                                     659,940         (249,470)                -           410,470
                                        -------------     -------------    -------------     -------------

Balance, December 31, 1999                  4,273,460         (491,630)                -         3,781,830

Additions                                      30,370         (236,890)       (1,021,000)       (1,227,520)

Disposals                                  (1,332,180)         267,880                 -        (1,064,300)
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2000              $   2,971,650     $   (460,640)    $  (1,021,000)     $  1,490,010
                                        =============     =============    =============     =============

3.       Operating Segments

         The Company operates in one business segment, aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 13% and 40% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2000 and 1999, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The table below sets forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:


                                        Operating Lease Revenue            Net Book Value of Operating Leased Assets
                                    For the Year Ended December 31,                      December 31,

         Country                         2000              1999                     2000              1999
         -------                         ----              ----                     ----              ----

         United Kingdom             $     185,270    $     386,640              $     170,010    $   1,392,190
         Mexico                           180,000          180,000                    620,000          793,220
         Colombia                          73,040           86,680                          -          651,020
         Other                             65,000           47,300                    700,000          945,400
                                    -------------    -------------              -------------    -------------
                                    $     503,310    $     700,620              $   1,490,010    $   3,781,830
                                    =============    =============              =============    =============

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

3.       Operating Segments (continued)

         During the year ended December 31, 2000, the Company had four customers which accounted for 37%, 36%, 14% and 13%, respectively of lease revenue. During the year ended December 31, 1999, the Company had three significant customers, which accounted for 55%, 26% and 12%, respectively of lease revenue.

         As of December 31, 2000, minimum future lease rent payments receivable under noncancelable leases were as follows:
                  Year                   Amount

                  2001              $     300,000
                  2002                    192,500
                                    -------------

                                    $     492,500
                                    =============

4.       Medium-Term Secured Notes

         As mentioned above, the Company raised funds through the Offering from May 1997 to August 1997. During 1997, the Company accepted subscriptions for 4,869 Notes aggregating $4,869,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $4,869,000 in Notes due April 30, 2005. The Notes bear interest at an annual rate of 10.00%, which is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. As described in Note 8 to the financial statements, there is substantial doubt as to the Company's ability to continue as a going concern. Therefore, the fair value of the Notes is estimated to be approximately $2,590,000, which is $2,279,000 less than the carrying value. The fair value of the notes payable is estimated based upon the appraised values of the aircraft and the current working capital of the Company.

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                             2000              1999
                                                                                             ----              ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                     (61,840)         (119,830)
              State                                                                           780            16,870
                                                                                    -------------    --------------
              Deferred tax provision                                                      (61,060)         (102,960)
              Valuation allowance                                                         285,780          (121,770)
                                                                                    -------------    --------------
         Total provision for income taxes                                           $    (225,520)    $    (223,930)
                                                                                    =============    ==============

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

5.       Income Taxes (continued)

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                             2000              1999
                                                                                             ----              ----

         Income tax expense at statutory federal income tax rate                    $    (475,700)    $    (119,290)
         State taxes net of federal benefit                                                  (290)             (510)
         Basis differences                                                                 21,370                 -
         Tax rate differences                                                                   -            17,370
         State franchise taxes                                                                  -               270
         Inter-company tax expense                                                        394,360                 -
         Change in valuation allowance                                                    285,780          (121,770)
                                                                                    -------------    --------------
         Total provision for income taxes                                           $     225,520    $     (223,930)
                                                                                    =============    ==============


         Temporary   differences  and  carryforwards,   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of December 31, 2000 are as follows:


         Deferred tax assets:
              Depreciation of aircraft                                              $     135,410
              Maintenance deposits                                                         49,790
              Net operating losses                                                         97,920
              Other                                                                         2,820
                                                                                    -------------
                                                                                          258,940
                  Valuation allowance                                                    (285,780)
                                                                                    -------------
                  Net deferred tax assets                                                     160
         Deferred tax liability-
              Amortization of organizational costs                                           (160)
                                                                                    -------------

                                                                                    $           -
                                                                                    =============


         The Company does not anticipate generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. Therefore, the Company has recognized a valuation allowance equal to the net deferred tax asset.

         As discussed in Note 1, the Company is a subsidiary of JHC. JHC files a consolidated tax return that includes the Company as a member of the consolidated group. The current and deferred taxes of the consolidated group are allocated to members of the group in their separately issued financial statements. Current and deferred income taxes are allocated to members of the group by applying FAS 109 as if it were a separate taxpayer. In addition, the members of the group record inter-company receivables and payables to reflect the tax benefits of net operating losses used in the consolidated tax return. However, under the terms of the tax sharing arrangement with other members of the consolidated group, the Company does not expect its inter-company receivable to be collected because it does not expect to generate adequate future taxable income. The Company's current net operating losses of $287,820 may be carried forward for twenty years and begin to expire in 2020.

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2000 and 1999, the Company accrued a total of $97,380 and $97,380, respectively, in management fees due JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 2000, no acquisition fees or reimbursements for Chargeable Acquisition Expenses were paid as the Company did not acquire additional assets. During 1999, the Company paid JMC a total of $36,280 in acquisition fees and reimbursed JMC for $6,620 for Chargeable Acquisition Expenses. During 2000, remarketing fees of $9,290 were accrued to JMC in connection with the sale of aircraft. No remarketing fees were paid during 1999.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2000 and 1999.

7.       Subsequent Events

         S/N 3676 was returned to the Company during the fourth quarter and, in January 2001 it was sold. The Company received net proceeds of $167,450 and recognized a gain of $35,980. The Company had filed claims for approximately $1,069,000of unfunded, pre-reorganization maintenance expense related to S/N 3606 and S/N 3676. On February 13, 2001, a majority of the creditors of the lessee approved a reorganization plan, which provided that unsecured creditors, like the Company, would not receive any recovery of pre-reorganization claims.

8.       Going Concern

         As shown in the accompanying financial statements, the Company incurred a net loss of ($1,751,770) for the year ended December 31, 2000, and as of that date, the Company's total liabilities exceeded its total assets by $1,940,950. In addition, although the Company has recently sold several aircraft, it does not believe that it has sufficient total proceeds to invest in another income producing asset and, therefore, as provided under the Trust Indenture, it anticipates turning over those proceeds to the Trustee. Further, the Company's cash flow projections show that it will not have sufficient cash balances to fund the required interest payment of approximately $122,000 on August 1, 2001. The Company has informed the Trustee that it will be unable to make such payment and that it will, therefore, be in default under the Trust Indenture at that time. Under the Trust Indenture, the Trustee would then have the right to manage the Company's assets, all of which are collateral for the notes obligation. Management of the Company's assets and extinguishment of its liabilities would then become the responsibility of the Trustee.

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

The directors, executive officers and key employees of the Company and JMC, each of whom serves until his successor is elected and qualified, are as follows:

     Name                                   Position Held

Neal D. Crispin          President, Chairman of the Board of Directors and Chief
                         Financial Officer of the Company

Marc J. Anderson         Senior Vice President of the Company

Neal D. Crispin, age 55. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC, JMC, and ACY. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Marc J. Anderson, age 64. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to
1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed by several airlines in various roles of increasing responsibility beginning in 1959.

Item 10.          Executive Compensation.

The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 2000 and 1999. Compensation

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.50% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During 2000 and 1999, the Company accrued a total of $97,380 and $97,380, respectively, in management fees due JMC.

JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 2000 and 1999, the Company paid JMC a total of $0 and $36,280, respectively, in acquisition fees and reimbursed JMC for $0 and $6,620, respectively, for Chargeable Acquisition Expenses. During 2000 and 1999, the Company accrued JMC a total of $9,290 and $0 for remarketing fees.

The Company reimburses JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2000 or 1999.

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

Item 13.          Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K Filed in Last Quarter

                  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                            AEROCENTURY IV, INC.


                                        By: /s/ Neal D. Crispin
                                            -------------------------------
                                            Neal D. Crispin
                                            Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 30, 2001.

Signature                                             Title

/s/ Neal D. Crispin                         President and Chairman of the
-------------------
Neal D. Crispin                             Board of Directors of the Registrant
                                            Chief Financial Officer