Form 10QSB
period 2001-03-31
AEROCENTURY IV INC
filed 2001-05-15
CIK 1034237

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the quarterly period ended March 31, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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
YES   X    NO
    -----     -----

On May 15, 2001 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of May 15, 2001 the Issuer has 243,420 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                -----     -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              AEROCENTURY IV, INC.
                                  Balance Sheet
                                 March 31, 2001

                                     ASSETS

Current assets:
    Cash                                                            $ 1,316,660
    Deposits                                                             68,200
    Rent receivable                                                      42,960
    Accounts receivable                                                 190,370
                                                                    -----------
Total current assets                                                  1,618,190

Aircraft and aircraft engines under operating leases,
    net of accumulated depreciation of $348,250                       1,290,950
Debt issue costs, net of accumulated
    amortization of $276,810                                            312,710
Other assets                                                              2,570
                                                                    -----------

Total assets                                                        $ 3,224,420
                                                                    ===========

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
    Accounts payable                                                $    12,000
    Payable to affiliate                                                  2,500
    Interest payable                                                     81,150
    Prepaid rent                                                         12,500
    Security deposits                                                    20,000
    Maintenance deposits                                                238,570
                                                                    -----------
Total current liabilities                                               366,720
                                                                    -----------

Medium-term secured notes                                             4,869,000
                                                                    -----------

Total liabilities                                                     5,235,720
                                                                    -----------

Preferred stock, no par value, 100,000 shares authorized,
    no shares issued and outstanding                                         --
Common stock, no par value, 500,000 shares authorized,
    243,420 shares issued and outstanding                               243,420
Accumulated deficit                                                  (2,254,720)
                                                                    -----------
Total shareholder's deficit                                          (2,011,300)
                                                                    -----------

Total liabilities and shareholder's deficit                         $ 3,224,420
                                                                    ===========


See accompanying summary of accounting policies and notes to financial statements.

                              AEROCENTURY IV, INC.
                            Statements of Operations

                                                        For the three months ended March 31,
                                                              2001              2000
                                                              ----              ----
Revenues:

    Rent income                                             $  75,000         $ 186,890
    Gain on sale of aircraft                                   35,980                --
    Interest income                                            17,890             4,870
                                                            ---------         ---------

                                                              128,870           191,760
                                                            ---------         ---------

Expenses:

    Depreciation                                               29,050            64,600
    Amortization                                               19,150            19,150
    Maintenance                                                    --            43,490
    Interest                                                  121,730           121,730
    Management fees                                            24,340            24,340
    Professional fees and general and administrative            4,950            11,590
                                                            ---------         ---------

                                                              199,220           284,900
                                                            ---------         ---------

Loss before taxes                                             (70,350)          (93,140)

Tax benefit                                                        --            32,050
                                                            ---------         ---------

Net loss                                                    $ (70,350)        $ (61,090)
                                                            =========         =========

Weighted average common shares outstanding                    243,420           243,420
                                                            =========         =========

Basic loss per common share                                 $   (0.29)        $   (0.25)
                                                            =========         =========


See accompanying summary of accounting policies and notes to financial statements.

                              AEROCENTURY IV, INC.
                            Statements of Cash Flows

                                            For the three months ended March 31,
                                                   2001               2000
                                                   ----               ----
Net cash used by operating activities           $   (82,460)        $ (88,910)
                                                -----------         ---------

Investing activity -
    Proceeds from disposal of assets                205,980                --
                                                -----------         ---------
Net cash provided by investing activities           205,980                --
                                                -----------         ---------

Net increase/(decrease) in cash                     123,520           (88,910)

Cash, beginning of period                         1,193,140           369,330
                                                -----------         ---------

Cash, end of period                             $ 1,316,660         $ 280,420
                                                ===========         =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

                                                   2001               2000
                                                   ----               ----
    Interest (net of amount capitalized)        $   121,730         $ 121,730
    Income taxes                                         --                --


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

        Cash and Cash Equivalents/Deposits

        The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of March 31, 2001, the Company maintained $1,381,310 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

        Aircraft and Aircraft Engines Under Operating Leases

        The Company's interests in aircraft are recorded at the lower of cost or market value, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

        Impairment of Long-lived Assets

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on estimated future non-discounted cash flows attributable to the assets or appraisals. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

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

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.      AIRCRAFT AND AIRCRAFT ENGINES UNDER OPERATING LEASES

        Aircraft and Aircraft Engines

        At March 31, 2001, the Company owned a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"). In January 2001, the Company sold its 50% interest in a Shorts SD3-60-100, serial number S/N 3676 ("S/N 3676"). The Company did not purchase any aircraft during the first three months of 2001.

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

        At the time of purchase, S/N 3676 (owned 50% by the Company) was subject to a 48-month lease, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. Subsequently, the airline experienced financial difficulties and, on February 24, 2000, filed for reorganization.

        The lessee continued to operate, and, under the reorganization plan, the lessee paid rentals on a month to month basis at the same rent as under the original lease on S/N 3676. Under the plan, the lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and agreed to pay rent and maintenance reserves under its reorganization plan. The lessee notified the owners that the aircraft would be returned to them during the fourth quarter of 2000. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment estimated to be $245,350 during 2000. The aircraft was returned to the Company during the fourth quarter and, in January 2001 it was sold. The Company received net proceeds of $167,450 and recognized a gain of $35,980.

        As of March 31, 2001, minimum future lease rent payments receivable under noncancelable leases were as follows:

               Year             Amount
               ----             ------
               2001            $225,000
               2002             192,500
                               --------
                               $417,500
                               ========

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

3.      MEDIUM-TERM SECURED NOTES

        As mentioned above, the Company raised funds through the Offering from May 1997 to August 1997. During 1997, the Company accepted subscriptions for 4,869 Notes aggregating $4,869,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $4,869,000 in Notes due April 30, 2005. The Notes bear interest at an annual rate of 10.00%, which is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. As described in Note 8 to the financial statements, there is substantial doubt as to the Company's ability to continue as a going concern. Therefore, the fair value of the Notes is estimated to be approximately $2,542,000, which is $2,327,000 less than the carrying value. The fair value of the notes payable is estimated based upon the appraised values of the aircraft and the current working capital of the Company.

4.      INCOME TAXES

        The items comprising income tax expense are as follows:

                                           For the three months ended March 31,
                                                  2001               2000
                                                  ----               ----
        Current tax provision
           Federal                              $     --         $     --
           State                                     800               --
                                                --------         --------
           Current tax provision                     800               --
                                                --------         --------

        Deferred tax provision
           Federal                               (15,910)         (31,940)
           State                                    (570)            (120)
                                                --------         --------
           Deferred tax provision                (16,480)         (32,060)
           Valuation allowance                    16,480               --
                                                --------         --------
        Total provision for income taxes        $    800         $(32,060)
                                                ========         ========

        Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                  For the three months ended March 31,
                                                                         2001             2000
                                                                         ----             ----
        Income tax expense at statutory federal income tax rate        $(15,640)        $(31,670)
        State taxes net of federal benefit                                  (40)            (390)
        Basis differences                                                16,480               --
                                                                       --------         --------
        Total provision for income taxes                               $    800         $(32,060)
                                                                       ========         ========

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.      INCOME TAXES (CONTINUED)

        Temporary differences and carryforwards, which gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2001 are as follows:

        Deferred tax assets:
           Depreciation of aircraft                          $   52,930
           Maintenance deposits                                  40,410
           Net operating losses                                 204,540
           Other                                                  4,530
                                                             ----------
                                                                302,410
               Valuation allowance                             (302,260)
                                                             ----------
               Net deferred tax assets                              150
        Deferred tax liability-
           Amortization of organizational costs                    (150)
                                                             ----------

                                                             $       --
                                                             ==========

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

5.      RELATED PARTY TRANSACTIONS

        The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first three months of 2001 and 2000, the Company paid a total of $24,340 and $24,340, respectively, in management fees to JMC.

        JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During the first three months of 2001 and 2000, no acquisition fees or reimbursements for Chargeable Acquisition Expenses were paid as the Company did not acquire additional assets. During the first three months of 2001, remarketing fees of $2,550 were paid to JMC in connection with the sale of aircraft. No remarketing fees were paid during the first three months of 2000.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

5.      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 and 2000.

6.      GOING CONCERN

        As shown in the accompanying financial statements, as of March 31, 2001, the Company's total liabilities exceeded its total assets by $2,011,300. In addition, although the Company has recently sold several aircraft, it does not believe that it has sufficient total proceeds to invest in another income producing asset and, therefore, as provided under the Trust Indenture, it anticipates turning over those proceeds to the Trustee. The Company anticipates receiving payment of the past due rent and reserves from the previous lessee of S/N 3606 and S/N 3676 during the second quarter of 2001. Payment of the required interest payment of approximately $122,000 on August 1, 2001 is dependent on receipt of such past due amounts. In any case, however, the Company's cash flow projections show that it will not have sufficient cash balances to fund the required interest payment of approximately $122,000 on November 1, 2001. The Company has informed the Trustee that it will be unable to make such payment and that it will, therefore, be in default under the Trust Indenture at that time. Under the Trust Indenture, the Trustee would then have the right to manage the Company's assets, all of which are collateral for the notes obligation. Management of the Company's assets and extinguishment of its liabilities would then become the responsibility of the Trustee.

        These factors create a substantial uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the use of sales proceeds to invest in additional assets, the Company's ability to meet its short-term immediate cash requirements, the incurring of significant operating expenses for assets on lease, the insufficiency of sales proceeds from asset sales to invest in additional assets, the collection of its inter-company receivable related to its tax sharing agreement, the anticipated receipt of past due amounts from a previous lessee, the Company's inability to meet its interest obligations after its August 2001 interest payment, its potential default upon its August 2001 and November 2001 interest payments and the Trustee's actions thereafter to take control of the Company's assets, and the inadequacy of cash reserves to meet short-term immediate requirements are forward looking statements. While the company believes that such statements are accurate, actual results may differ due to further defaults by existing lessees, recovery of maintenance claims from certain defaulting lessees, time required to re-lease any returned aircraft, general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Results of Operations

The Company recorded a net loss of ($70,350) or ($0.29) per share and ($61,090) or ($0.25) per share for the three months ended March 31, 2001 and 2000, respectively.

Rental income decreased by approximately $112,000 in 2001 due to the sale of aircraft during the fourth quarter of 2000 and first quarter of 2001. Gain on sale of aircraft was approximately $36,000 in 2001 due to the sale of S/N 3676 during January. Interest income was higher in 2001 by approximately 13,000 due to higher cash balances as a result of asset sales. Depreciation decreased approximately $36,000 due to the asset sales noted above. Maintenance expense was approximately $43,000 lower in 2001 than in 2000 as a result of maintenance work performed on an aircraft upon its return during 2000.

Under the terms of a tax sharing arrangement between the members of the consolidated group with which the Company files a consolidated tax return, in the event that the Company has taxable income, the Company will be credited for the tax benefits provided by the use of the Company's prior year net operating losses. However, under the terms of the tax sharing agreement with other members of the consolidated group, the Company does not expect its inter-company receivable to be collected because it does not expect to generate adequate future taxable income.

Capital Resources and Liquidity

At March 31, 2001, the Company had cash balances of $1,316,660 and deposits of $68,200. Approximately $122,000 of the Company's cash balances was held for the interest payment made to the Noteholders in May 2001. The remaining cash, which was the result of aircraft sales during the fourth quarter 2000 and first quarter of 2001, is being held for return to the Trustee as required under the terms of the Trust Indenture.

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

The Company anticipates receiving payment of the past due rent and reserves from the previous lessee of S/N 3606 and S/N 3676 during the second quarter of 2001. Payment of the required interest payment of approximately $122,000 on August 1, 2001 is dependent on receipt of such past due amounts. In any case, however, the Company's cash flow projections show that it will not have sufficient cash balances to fund the required interest payment of approximately $122,000 on November 1, 2001. See "Factors that May Affect Future Results", below, for a discussion of factors affecting the Company's cash flow.

Net income and cash flow from operations was approximately the same during the three months ended March 31, 2001 and 2000. The increase in cash flow provided by investing activities was the result of the Company's sale of an aircraft in January 2001. There was no cash flow from financing activities in 2001 or 2000 because the Offering terminated in August 1997.

Factors that May Affect Future Results

Anticipated Default; Trustee's Ability to Maximize Returns. As discussed above, it is likely that the Company will be unable to meet its interest obligations after the required August 2001 payment, due to cash flow problems created by lessee rental defaults, early termination of leases, and lower than expected remarketing proceeds described above. It is anticipated that the Company will be in default under its Indenture upon its failure to make the November 1, 2001 interest payment. At that time, it is believed that the Trustee, Wells Fargo Bank Northwest (formerly known as First Security Bank, N.A.), will take control of the Company's assets securing the Indenture, namely the aircraft portfolio and leases. At that point, the Trustee will have the power to direct disposition of the collateral with the goal of maximizing value to the Noteholders. This could entail an immediate or staged disposition of all the assets or retention of the assets on lease for the benefit of the Noteholders, or a combination thereof. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Noteholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2001.

                                        AEROCENTURY IV, INC.


                                        By: /s/ Neal D. Crispin
                                            -------------------------------
                                            Neal D. Crispin
                                            Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 15, 2001.

Signature                                   Title

/s/ Neal D. Crispin                     President and Chairman of the
------------------------                Board of Directors of the Registrant
Neal D. Crispin                         Chief Financial Officer