Form 10QSB
period 2001-06-30
AEROCENTURY IV INC
filed 2001-08-14
CIK 1034237

16






                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from                            to
                               ----------------------                      -----

Commission File Number:  333-22239


                              AeroCentury IV, Inc.
                 (Name of small business issuer in its charter)

           California                                    94-3260392
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

    1440 Chapin Avenue, Suite 310
       Burlingame, California                              94010
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:          (650) 340-1880
Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:        None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------ --


On August 14, 2001 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of August 14, 2001 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):
Yes               No       X
   -------              -------

Part I.           Financial Information

Item 1.           Financial Statements

                               AEROCENTURY IV, INC.
                                  Balance Sheet
                                  June 30, 2001


                                     ASSETS
Current assets:
     Cash                                                                  $   1,400,180
     Deposits                                                                     78,680
     Accounts receivable                                                         123,740
                                                                           -------------
Total current assets                                                           1,602,600

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $377,300                               1,261,900
Debt issue costs, net of accumulated
     amortization of $295,960                                                    293,560
Other assets                                                                      13,900
                                                                           -------------

Total assets                                                               $   3,171,960
                                                                           =============


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                                      $      17,520
     Payable to affiliate                                                         24,780
     Interest payable                                                             81,150
     Prepaid rent                                                                 12,500
     Security deposits                                                            20,000
     Maintenance deposits                                                        182,420
                                                                           -------------
Total current liabilities                                                        338,370
                                                                           -------------

Medium-term secured notes                                                      4,869,000
                                                                           -------------

Total liabilities                                                              5,207,370
                                                                           -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                          (2,278,830)
                                                                           -------------
Total shareholder's deficit                                                  (2,035,410)
                                                                           -------------

Total liabilities and shareholder's deficit                                $   3,171,960
                                                                           =============

See accompanying summary of accounting policies and notes to financial statements.

                                                         AEROCENTURY IV, INC.
                                                       Statements of Operations

                                              For the Six Months                      For the Three Months
                                                Ended June 30,                           Ended June 30,
                                             2001             2000                   2001             2000
                                             ----             ----                   ----             ----
Revenues:

     Rent income                        $     158,950     $     330,440         $      83,950    $     143,560
     Gain on sale of aircraft                 113,000                 -                77,020                -
     Interest income                           32,560             8,950                14,670            4,070
                                        -------------     -------------         -------------    -------------

                                              304,510           339,390               175,640          147,630
                                        -------------     -------------         -------------    -------------

Expenses:

     Depreciation                              58,110           129,200                29,050           64,600
     Amortization                              38,290            38,290                19,150           19,150
     Maintenance                                    -            50,330                     -            6,850
     Interest                                 243,450           243,450               121,730          121,730
     Management fees                           48,690            48,690                24,340           24,340
     Professional fees and
       general and administrative               9,630            22,670                 4,680           11,060
                                        -------------     -------------         -------------    -------------

                                              398,170           532,630               198,950          247,730
                                        -------------     -------------         -------------    -------------

Loss before taxes                            (93,660)         (193,240)              (23,310)        (100,100)

Tax provision/(benefit)                           800          (28,820)                   800         (60,870)
                                        -------------     -------------         -------------    -------------

Net loss                                $    (94,460)     $   (222,060)         $    (24,110)    $   (160,970)
                                        =============     =============         =============    =============

Weighted average
  common shares outstanding                   243,420           243,420               243,420          243,420
                                        =============     =============         =============    =============

Basic loss per common share             $      (0.39)     $      (0.91)         $      (0.10)    $      (0.66)
                                        =============     =============         =============    =============


See accompanying summary of accounting policies and notes to financial statements.

                                                          AEROCENTURY IV, INC.
                                                       Statements of Cash Flows


                                                                    For the Six Months Ended June 30,
                                                                       2001                  2000
                                                                       ----                  ----

Net cash used by operating activities                             $     (75,960)        $   (131,930)
                                                                  --------------        -------------

Investing activity -
     Proceeds from disposal of assets                                    283,000                    -
                                                                  --------------        -------------
Net cash provided by investing activities                                283,000                    -
                                                                  --------------        -------------

Net increase/(decrease) in cash                                          207,040            (131,930)

Cash, beginning of period                                              1,193,140              369,330
                                                                  --------------        -------------

Cash, end of period                                               $    1,400,180        $     237,400
                                                                  ==============        =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
                                                                            2001                 2000
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $      243,450        $     243,450
     Income taxes                                                            800                  800



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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of June 30, 2001, the Company maintained $1,475,980 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

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

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         At June 30, 2001, the Company owned a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"). In January 2001, the Company sold its 50% interest in a Shorts SD3-60-100, serial number S/N 3676 ("S/N 3676"). The Company did not purchase any aircraft during the first six months of 2001.

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

         The lessee continued to operate, and, under the reorganization plan, the lessee paid rentals on a month to month basis at the same rent as under the original lease on S/N 3676. Under the plan, the lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and agreed to pay rent and maintenance reserves under its reorganization plan. The lessee notified the owners that the aircraft would be returned to them during the fourth quarter of 2000. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment estimated to be $245,350 during 2000. The aircraft was returned to the Company and, in January 2001 it was sold. The Company received net proceeds of $167,450 and recognized a gain of $35,980. During the second quarter of 2001, the lessee paid all amounts owed to the Company and, since the aircraft had been sold, the Company recognized an additional gain of $77,020, representing maintenance reserves retained. The lessee also paid two months of rent, which the Company had accrued during 2000, for a second plane it had leased and which was sold during 2000.

         As of June 30, 2001, minimum future lease rent payments receivable under noncancelable leases were as follows:
                  Year                   Amount

                  2001              $     150,000
                  2002                    192,500
                                    -------------

                                    $     342,500
                                    =============

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

3.       Medium-Term Secured Notes

         As mentioned above, the Company raised funds through the Offering from May 1997 to August 1997. During 1997, the Company accepted subscriptions for 4,869 Notes aggregating $4,869,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $4,869,000 in Notes due April 30, 2005. The Notes bear interest at an annual rate of 10.00%, which is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. As described in Note 6 to the financial statements, there is substantial doubt as to the Company's ability to continue as a going concern. Therefore, the fair value of the Notes is estimated to be approximately $2,526,000, which is $2,343,000 less than the carrying value. The fair value of the notes payable is estimated based upon the net book values of the aircraft and the current net working capital of the Company.

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                   For the Six Months Ended June 30,

                                                                                           2001             2000
                                                                                           ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                    (43,250)            27,190
              State                                                                         (640)               820
                                                                                    -------------    --------------
              Deferred tax provision                                                     (43,890)            28,010
              Valuation allowance                                                          43,890                 -
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $       28,010
                                                                                    =============    ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
                                                                                   For the Six Months Ended June 30,
                                                                                           2001             2000
                                                                                           ----             ----

         Income tax expense at statutory federal income tax rate                    $    (15,290)    $     (43,570)
         State taxes net of federal benefit                                                  (40)              (30)
         Prior year adjustment                                                           (27,760)                 -
         Basis differences                                                                 43,890            72,410
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $       28,810
                                                                                    =============    ==============


                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Income Taxes (continued)

         Temporary differences and carryforwards, which gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2001 are as follows:

         Deferred tax assets:
              Depreciation of aircraft                                              $      49,150
              Maintenance deposits                                                         21,270
              Net operating losses                                                        254,850
              Other                                                                         4,530
                                                                                    -------------
                                                                                          329,800
                  Valuation allowance                                                   (329,660)
                                                                                    -------------
                  Net deferred tax assets                                                     140
         Deferred tax liability-
              Amortization of organizational costs                                          (140)
                                                                                    -------------

                                                                                    $           -
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

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first six months of 2001 and 2000, the Company accrued a total of $48,690 and $48,690, respectively, in management fees to JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During the first six months of 2001 and 2000, no acquisition fees or reimbursements for Chargeable Acquisition Expenses were paid as the Company did not acquire additional assets. During the first six months of 2001, remarketing fees of $2,550 were paid to JMC in connection with the sale of aircraft. No remarketing fees were paid during the first six months of 2000.

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

5.       Related Party Transactions (continued)

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 and 2000.

6.       Going Concern

         As shown in the accompanying financial statements, as of June 30, 2001, the Company's total liabilities exceeded its total assets by $2,035,410. In addition, although the Company has recently sold several aircraft, it does not believe that it has sufficient total proceeds to invest in another income producing asset and, therefore, as provided under the Trust Indenture, it anticipates turning over those proceeds to the Trustee. The Company's cash flow projections show that it will not have sufficient cash balances to fund the required interest payment of approximately $122,000 on November 1, 2001. The Company has informed the Trustee that it will be unable to make such payment and that it will, therefore, be in default under the Trust Indenture at that time. Under the Trust Indenture, the Trustee would then have the right to manage the Company's assets, all of which are collateral for the notes obligation. Management of the Company's assets and extinguishment of its liabilities would then become the responsibility of the Trustee.

         These factors create a substantial uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.         Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain  statements  contained in this report and, in particular,  the
discussion  regarding:   the  Company's  beliefs,  plans,  objectives,
expectations and intentions regarding its inability to pay the November 1, 2001 interest payment, the realization of benefits of its deferred tax assets, collection of intercompany tax receivables under its tax sharing agreement, the incurring of significant operating expenses for assets on lease, the insufficiency of sales proceeds from asset sales to invest in additional assets, anticipated disposition of the assets by the Trustee, and the Trustee's actions after a November 2001 default to take control of the Company's assets, and the inadequacy of cash reserves to meet short-term immediate requirements; are forward looking statements. While the company believes that such statements are accurate, actual results may differ due
to further defaults   by   existing   lessees,   general   economic  conditions,
particularly those that affect the re-sale value of turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Results of Operations

The Company recorded a net loss of ($94,460) and ($222,060) or ($0.39) and ($0.91) per share for the six months ended June 30, 2001 and 2000, respectively, and ($24,110) and ($160,970) or ($0.10) and ($0.66) per share for the three months ended June 30, 2001 and 2000, respectively.

Rental income decreased by approximately $171,000 and $60,000 in the six months and three months, respectively, of 2001 due to the sale of aircraft during the fourth quarter of 2000 and first quarter of 2001. Gain on sale of aircraft was approximately $113,000 and $77,000 in the same periods of 2001 due to the sale of S/N 3676 during January and the recording of additional gain during the second quarter associated with reserves retained. There were no asset dispositions during the first half of 2000. Interest income was higher in 2001 by approximately $24,000 and $11,000 in the six month and three periods, respectively, due to higher cash balances in 2001 as a result of asset sales. Depreciation decreased approximately $71,000 and $36,000 in the same periods due to the asset sales noted above. Maintenance expense was approximately $50,000 and $7,000 lower in the six months and three months, respectively, ended June 30, 2001 than in 2000 as a result of maintenance work performed on an aircraft upon its return during 2000.

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

Capital Resources and Liquidity

The Company's current financial condition is a result of several factors, primarily the default on lease obligations by the original lessees of four of the Company's five aircraft. As a result of such defaults, the aircraft were repossessed by the Company or returned early by the lessees, which meant that the Company had to sell the aircraft earlier than anticipated or negotiate lease terms with new lessees. See "Factors that May Affect Future Results," below, for a complete discussion of factors affecting the Company's cash flow.

At June 30, 2001, the Company had cash balances of $1,400,180 and deposits of $78,680. Approximately $122,000 of the Company's cash balances was held for the interest payment made to the Noteholders in August 2001. The remaining cash, which was the result of aircraft sales during the fourth quarter 2000 and first quarter of 2001, is being held for transmittal to the Trustee as required under the terms of the Trust Indenture.

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

Excess cash flow from operations, after interest payments on the Notes, has been held as cash because it was, in the aggregate, insufficient to purchase additional Income Producing Assets. In addition, although the Company has recently sold several aircraft that were returned after lessee defaults, it does not believe that the total proceeds of such sales are sufficient to invest in a desirable Income Producing Asset and, therefore, as required by the Trust Indenture, the Company anticipates turning over those sales proceeds to the Trustee. After May 1, 2003, any excess cash, after interest payments on the Notes, is required to be deposited to a sinking fund account established to facilitate repayment of principal of the Notes on their maturity.

During the second quarter of 2001, the Company received payment of the past due rent and reserves from the previous lessee of S/N 3606 and S/N 3676. The receipt of such funds enabled the Company to make the required interest payment of approximately $122,000 on August 1, 2001. However, the Company's cash flow projections show that it will not have sufficient cash balances to fund the required interest payment of approximately $122,000 on November 1, 2001.

The Company's increase in cash flow from operations was due primarily to a smaller net loss, excluding the gain on sale of aircraft, during 2001 versus 2000 and the effect of the change in accounts receivable, rent receivable and accounts payable, which effects were only partially offset by a change in maintenance deposits from year to year.

The increase in cash flow provided by investing activities was the result of the Company's sale of an aircraft in January 2001. There was no cash flow from financing activities in 2001 or 2000 because the Offering terminated in August 1997.

Outlook

The Company currently has Notes outstanding with an aggregate principal face value of $4,869,000. As discussed in Note 3, the fair value of the Notes, based upon the net book values of the aircraft and the current net working capital of the Company, is estimated to be approximately $2,526,000, which is approximately 50% of the face value of the Notes. Through August 1, 2001, the Company has paid to Noteholders an aggregate of approximately $1,947,800 in interest on the Notes, or approximately 40% of the face value of the Notes.

Upon the Company's anticipated default in its interest payment on November 1, 2001, the Trustee will likely immediately foreclose on the Company's assets and assume responsibility for their administration. The Company's two assets are each currently on lease until June 2002 and November 2002, at a monthly lease rate of $10,000 and $15,000, respectively.

Upon foreclosure, the Trustee would have discretion as to the disposition of each asset. It could choose to sell an asset to a third party and immediately distribute the proceeds of such sale to the Noteholders. In order to achieve an immediate liquidation of the asset, however, the Trustee may have to accept a price that is substantially less than the net book value of the asset. Alternatively, the Trustee may decide to continue to hold an asset for the benefit of Noteholders and collect rent for such asset until the underlying user lease expires, or until the Trustee determines that the asset can be sold at an acceptable price. While the Trustee holds such assets, rental income received by the Trustee would be held and distributed to Noteholders by the Trustee. If the Trustee were to retain both assets until lease end, from November 2001 until the assets' lease expirations, a total of approximately $240,000 could be collected under the leases; however, the amount of rental income received would nonetheless be insufficient to permit the Trustee to make net cash distributions to Noteholders at a rate of 10% per annum on unpaid Note principal (the stated interest rate under the Notes). In either case, any distributions to Noteholders of sales and/or rent proceeds would be net of legal and administrative expenses incurred by the Trustee.

Factors that May Affect Future Results

Anticipated Default; Trustee's Ability to Maximize Returns. As discussed above, due to cash flow problems created by lessee rental defaults, early termination of leases, and lower than expected remarketing proceeds described above, it is anticipated that the Company will be in default under its Indenture upon its failure to make the November 1, 2001 interest payment. At that time, it is believed that the Trustee, Wells Fargo Bank Northwest (formerly known as First Security Bank, N.A.), will take control of the Company's assets securing the Indenture, namely the aircraft portfolio and leases and approximately $1,260,000 in cash. At that point, the Trustee will have the power to direct disposition of the collateral with the goal of maximizing value to the Noteholders. This could entail an immediate or staged disposition of all the assets or retention of the assets on lease for the benefit of the Noteholders, or a combination thereof. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Noteholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio.

General Economic Conditions. The market for used aircraft has been cyclical, and usually reflects economic conditions and the strength of the travel and transportation industry. At any time, the market for used aircraft may be adversely affected by such factors as airline financial difficulties, higher fuel costs, and improved availability and economics of new replacement aircraft.

An adverse change in the global air travel industry, however, could result in reduced carrier revenue and excess capacity and increase the risk of failure of some weaker regional air carriers and create lessee credit risks or greater leasing risks as discussed below. In particular, a downturn that affects used aircraft values in the near future may substantially impact the value of the Company's aircraft portfolio at a time when that portfolio is being liquidated to repay the Notes.

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

Risks Related to Regional Air Carriers. Because the Company's leases are with regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, and low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees results in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.

                                  AEROCENTURY IV, INC.


                              By: /s/ Neal D. Crispin
                                  -------------------------------
                                  Neal D. Crispin
                          Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August
14, 2001.

Signature                              Title

/s/ Neal D. Crispin
-------------------                    President and Chairman of the
Neal D. Crispin                        Board of Directors of the Registrant
                                       Chief Financial Officer