Form 10-Q
period 2001-09-30
AEROCENTURY IV INC
filed 2001-11-14
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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


On November 14, 2001 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of November 14, 2001 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               -----   -------

Part I.           Financial Information

Item 1.           Financial Statements

                               AEROCENTURY IV, INC.
                                  Balance Sheet
                               September 30, 2001


                                     ASSETS

Current assets:
     Cash                                                                  $   1,280,550
     Deposits                                                                     86,130
     Accounts receivable                                                         125,310
     Rent receivable                                                               5,000
                                                                           -------------
Total current assets                                                           1,496,990

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $406,350                               1,232,840
Debt issue costs, net of accumulated
     amortization of $315,100                                                    274,420
Other assets                                                                      10,000
                                                                           -------------

Total assets                                                               $   3,014,250
                                                                           =============


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                                      $       1,300
     Interest payable                                                             81,150
     Prepaid rent                                                                  7,500
     Security deposits                                                            20,000
     Maintenance deposits                                                        191,430
                                                                           -------------
Total current liabilities                                                        301,380
                                                                           -------------

Medium-term secured notes                                                      4,869,000
                                                                           -------------

Total liabilities                                                              5,170,380
                                                                           -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                           (2,399,550)
                                                                           -------------
Total shareholder's deficit                                                   (2,156,130)
                                                                           -------------

Total liabilities and shareholder's deficit                                $   3,014,250
                                                                           =============

See accompanying summary of accounting policies and notes to financial statements.

                               AEROCENTURY IV, INC.
                            Statements of Operations


                                             For the Nine Months                      For the Three Months
                                              Ended September 30,                      Ended September 30,
                                             2001             2000                   2001             2000
                                             ----             ----                   ----             ----
Revenues:

     Rent income                        $     233,950     $     414,890         $      75,000    $      84,450
     Gain on sale of aircraft                 113,000                 -                     -                -
     Interest income                           44,700            13,190                12,140            4,240
                                        -------------     -------------         -------------    -------------

                                              391,650           428,080                87,140           88,690
                                        -------------     -------------         -------------    -------------

Expenses:

     Depreciation                              87,160           194,030                29,050           64,840
     Provision for impairment in
       value of aircraft                            -           623,940                     -          623,940
     Amortization                              57,440            57,440                19,150           19,150
     Maintenance                                8,260           204,620                 8,260          154,280
     Interest                                 365,180           365,180               121,730          121,730
     Management fees                           73,030            73,030                24,340           24,340
     Professional fees and
       general and administrative              14,960            44,200                 5,330           21,530
                                        -------------     -------------         -------------    -------------

                                              606,030         1,562,440               207,860        1,029,810
                                        -------------     -------------         -------------    -------------

Loss before taxes                            (214,380)       (1,134,360)             (120,720)        (941,120)

Tax provision                                     800           225,520                     -          196,710
                                        -------------     -------------         -------------    -------------

Net loss                                $    (215,180)     $ (1,359,880)         $   (120,720)    $ (1,137,830)
                                        =============     =============         =============    =============

Weighted average
  common shares outstanding                   243,420           243,420               243,420          243,420
                                        =============     =============         =============    =============

Basic loss per common share             $       (0.88)     $      (5.59)         $      (0.50)    $      (4.67)
                                        =============     =============         =============    =============


See accompanying summary of accounting policies and notes to financial statements.

                               AEROCENTURY IV, INC.
                            Statements of Cash Flows


                                                                 For the Nine Months Ended September 30,
                                                                       2001                  2000
                                                                       ----                  ----

Net cash (used)/provided by operating activities                  $     (195,590)       $      40,120
                                                                  --------------        -------------

Investing activities:
     Purchase of interest in aircraft                                          -             (659,950)
     Proceeds from disposal of assets                                    283,000                    -
                                                                  --------------        -------------
Net cash provided by investing activities                                283,000             (659,950)
                                                                  --------------        -------------

Net increase/(decrease) in cash                                           87,410             (619,830)

Cash, beginning of period                                              1,193,140              988,260
                                                                  --------------        -------------

Cash, end of period                                               $    1,280,550        $     368,430
                                                                  ==============        =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
                                                                            2001                 2000
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $      365,180        $     365,180
     Income taxes                                                            800                  800



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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of September 30, 2001, the Company maintained $1,340,120 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

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

         Recent Accounting Pronouncements

         SFAS No. 137, which amended the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company adopted SFAS No. 133 on January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. Because the Company does not hold any derivatives as defined in SFAS No. 133, its adoption did not have a material impact on its results of operations or financial position.

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

                                AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         At September 30, 2001, the Company owned a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"). In January 2001, the Company sold its 50% interest in a Shorts SD3-60-100, serial number S/N 3676 ("S/N 3676"). The Company did not purchase any aircraft during the first nine months of 2001.

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

         As of September 30, 2001, minimum future lease rent payments receivable under noncancelable leases were as follows:

                  Year                   Amount

                  2001              $      85,000
                  2002                    192,500
                                    -------------

                                    $     277,500
                                    =============

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

3.       Medium-Term Secured Notes

         As mentioned above, the Company raised funds through the Offering from May 1997 to August 1997. During 1997, the Company accepted subscriptions for 4,869 Notes aggregating $4,869,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $4,869,000 in Notes due April 30, 2005. The Notes bear interest at an annual rate of 10.00%, which is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. As described in Note 6 to the financial statements, there is substantial doubt as to the Company's ability to continue as a going concern. Therefore, the fair value of the Notes is estimated to be approximately $2,428,000, which is $2,441,000 less than the carrying value. The fair value of the notes payable is estimated based upon the net book values of the aircraft and the current net working capital of the Company.

4.       Income Taxes

         The items comprising income tax expense are as follows:
                                                                                        For the Nine Months Ended
                                                                                              September 30,

                                                                                           2001             2000
                                                                                           ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                     (76,010)           14,080
              State                                                                          (720)              810
                                                                                    -------------    --------------
              Deferred tax (benefit)/provision                                            (76,730)           14,890
              Valuation allowance                                                          76,730           209,830
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $      225,520
                                                                                    =============    ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                           2001             2000
                                                                                           ----             ----

         Income tax (benefit)/expense at statutory federal income tax rate          $     (48,060)   $     (352,490)
         State taxes net of federal benefit                                                  (120)             (240)
         Prior year adjustment                                                            (27,750)                -
         Basis differences                                                                      -            21,370
         Inter-company tax expense                                                              -           347,050
         Valuation allowance                                                               76,730           209,830
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $      225,520
                                                                                    =============    ==============



                                AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Income Taxes (continued)

         Temporary differences and carryforwards, which gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 2001 are as follows:

         Deferred tax assets:
              Depreciation of aircraft                                              $      45,370
              Maintenance deposits                                                         24,350
              Net operating losses                                                        290,090
              Other                                                                         2,830
                                                                                    -------------
                                                                                          362,640
                  Valuation allowance                                                    (362,510)
                                                                                    -------------
                  Net deferred tax assets                                                     130
         Deferred tax liability-
              Amortization of organizational costs                                           (130)
                                                                                    -------------

                                                                                    $           -
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

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first nine months of 2001 and 2000, the Company accrued a total of $73,030 and $73,030, respectively, in management fees to JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During the first nine months of 2001 and 2000, no acquisition fees or reimbursements for Chargeable Acquisition Expenses were paid as the Company did not acquire additional assets. During the first nine months of 2001, remarketing fees of $2,550 were paid to JMC in connection with the sale of aircraft. No remarketing fees were paid during the first nine months of 2000.

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

5.       Related Party Transactions (continued)

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 and 2000.

6.       Going Concern

         As shown in the accompanying financial statements, as of September 30, 2001, the Company's total liabilities exceeded its total assets by $2,156,130. In addition, although the Company has recently sold several aircraft, it does not believe that it has sufficient total proceeds to invest in another income producing asset and, therefore, it anticipates using such proceeds to fund a principal prepayment to Noteholders during the first quarter of 2002. The Company's cash flow projections show that it will not have sufficient cash balances to fund the required interest payment of approximately $122,000 on February 1, 2002. The Company has informed the Trustee that it will be unable to make such payment and that it will, therefore, be in default under the Trust Indenture at that time. Under the Trust Indenture, the Trustee would then have the right to manage the Company's assets, all of which are collateral for the notes obligation. Management of the Company's assets and extinguishment of its liabilities would then become the responsibility of the Trustee.

         These factors create a substantial uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.       Subsequent Event

         After consultation, and with the consent of the Trustee, on November 1, 2001, the Company's Board of Directors approved a resolution authorizing a prepayment of $1,150,000 of principal to the Noteholders during the first quarter of 2002. As required under the Indenture, the Company, in conjunction with the Trustee, plans to notify the Noteholders of the prepayment during the fourth quarter of 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding: the Company's beliefs, plans, objectives, expectations and intentions regarding: realization of benefits of its deferred tax assets, collection of intercompany tax receivables under its tax sharing agreement, using sales proceeds of certain aircraft to fund a principal prepayment in the first quarter of 2002, the Company's inability to fund the February 2002 interest payment, the incurring of significant operating expenses for assets on lease, the insufficiency of sales proceeds from asset sales to invest in additional assets, anticipated disposition of the assets by the Trustee, and the Trustee's actions after a February 2002 default to take control of the Company's assets; are forward looking statements. While the company believes that such statements are accurate, actual results may differ due to further defaults by existing lessees, general economic conditions, particularly those that affect the re-sale value of turboprop aircraft and engines, including competition for turboprop and other aircraft, the ability to keep the Company's assets under lease, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Results of Operations

The Company recorded a net loss of ($215,180) and ($1,359,880) or ($0.88) and ($5.59) per share for the nine months ended September 30, 2001 and 2000, respectively, and ($120,720) and ($1,137,830) or ($0.50) and ($4.67) per share for the three months ended September 30, 2001 and 2000, respectively.

Rental income decreased by approximately $182,000 and $9,000 in the nine months and three months, respectively, of 2001 due to the sale of aircraft during the fourth quarter of 2000 and January 2001. Gain on sale of aircraft was approximately $113,000 in the nine month period of 2001 due to the sale of S/N 3676 and the associated reserves retained. There were no asset dispositions during the first nine months of 2000. Interest income was higher in 2001 by approximately $32,000 and $8,000 in the nine month and three periods, respectively, due to higher cash balances in 2001 as a result of asset sales. Depreciation decreased approximately $107,000 and $36,000 in the same periods due to the asset sales noted above. Maintenance expense was approximately $196,000 and $146,000 lower in the nine months and three months, respectively, ended September 30, 2001 than in 2000 as a result of maintenance work performed on an aircraft upon its return during 2000.

Under the terms of a tax sharing arrangement between the members of the consolidated group with which the Company files a consolidated tax return, in the event that the Company has taxable income, the Company will be credited for the tax benefits provided by the use of the Company's prior year net operating losses. However, under this agreement, the Company does not expect its inter-company receivable to be collected because it does not expect to generate adequate future taxable income.

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

At September 30, 2001, the Company had cash balances of $1,280,550 and deposits of $86,130. Approximately $122,000 of the Company's cash balances were held for the interest payment made to the Noteholders in November 2001. The remaining cash, which was the result of aircraft sales during the fourth quarter 2000 and first quarter of 2001, is being held for transmittal to the Trustee as required under the terms of the Trust Indenture.

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

Excess cash flow from operations, after interest payments on the Notes, has been held as cash because it was, in the aggregate, insufficient to purchase additional Income Producing Assets. In addition, although the Company has recently sold several aircraft that were returned after lessee defaults, it does not believe that the total proceeds of such sales are sufficient to invest in a desirable Income Producing Asset. The Company anticipates that it will use these proceeds to make a principal prepayment to Noteholders in the first quarter of 2002.

During the second quarter of 2001, the Company received payment of the past due rent and reserves from the previous lessee of S/N 3606 and S/N 3676. The receipt of such funds enabled the Company to make the required interest payments of approximately $122,000 on August 1, 2001 and November 1, 2001. However, the Company's cash flow projections show that it will not have sufficient cash balances to fund the required interest payment of approximately $122,000 on February 1, 2002.

The Company's decrease in cash flow from operations was due primarily to a larger net loss, excluding the gain on sale of aircraft, during 2001 versus 2000 and the effect of the change in deposits and accounts receivable, which effects were only partially offset by a change in payable to affiliate and maintenance deposits from year to year.

The increase in cash flow provided by investing activities was the result of the Company's sale of an aircraft in January 2001. There was no cash flow from financing activities in 2001 or 2000 because the Offering terminated in August 1997.

Outlook

The Company currently has Notes outstanding with an aggregate principal face value of $4,869,000. As discussed in Note 3, the fair value of the Notes, based upon the net book values of the aircraft and the current net working capital of the Company, is estimated to be approximately $2,428,000, which is approximately 50% of the face value of the Notes. Through November 1, 2001, the Company has paid to Noteholders an aggregate of approximately $2,069,300 in interest on the Notes, or approximately 42% of the face value of the Notes. After consultation, and with the consent of the Trustee, on November 1, 2001, the Company's Board of Directors approved a resolution authorizing a prepayment of $1,150,000 of principal to the Noteholders during the first quarter of 2002. As required under the Indenture, the Company, in conjunction with the Trustee, plans to notify the Noteholders of the prepayment during the fourth quarter of 2001.

Upon the Company's anticipated default in its interest payment on February 1, 2002, the Trustee will likely immediately repossess the Company's assets and assume responsibility for their administration. The Company's two assets are each currently on lease until June 2002 and November 2002, at a monthly lease rate of $10,000 and $15,000, respectively.

Upon repossession by the Trustee, the Trustee would have discretion as to the disposition of each asset. It could choose to sell an asset to a third party and immediately distribute the proceeds of such sale to the Noteholders. In order to achieve an immediate liquidation of the asset, however, the Trustee may have to accept a price that is substantially less than the net book value of the asset. Alternatively, the Trustee may decide to continue to hold an asset for the benefit of Noteholders and collect rent for such asset until the underlying user lease expires, or until the Trustee determines that the asset can be sold at an acceptable price.
 While the Trustee holds such assets, rental income received by the Trustee would be held and distributed to Noteholders by the Trustee. If the Trustee were to retain both assets until lease end, from February 2002 until the assets' lease expirations, a total of approximately $165,000 could be collected under the leases; however, the amount of rental income received would nonetheless be insufficient to permit the Trustee to make net cash distributions to Noteholders at a rate of 10% per annum on unpaid Note principal (the stated interest rate under the Notes). In either case, any distributions to Noteholders of sales and/or rent proceeds would be net of legal and administrative expenses incurred by the Trustee.

Factors that May Affect Future Results

Anticipated Default; Trustee's Ability to Maximize Returns. As discussed above, due to cash flow problems created by lessee rental defaults, early termination of leases, and lower than expected remarketing proceeds described above, it is anticipated that the Company will be in default under its Indenture upon its failure to make the February 1, 2002 interest payment. At that time, it is believed that the Trustee, Wells Fargo Bank Northwest (formerly known as First Security Bank, N.A.), will take control of the Company's assets securing the Indenture, namely the aircraft portfolio and leases and any remaining cash held by the Company. At that point, the Trustee will have the power to direct disposition of the collateral with the goal of maximizing value to the Noteholders. This could entail an immediate or staged disposition of all the assets or retention of the assets on lease for the benefit of the Noteholders, or a combination thereof. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Noteholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio.

Re-lease of Assets or Sale. The ability to maximize return to the Noteholders on the remaining assets of the Company will depend upon general economic conditions and the speed of recovery of the air transport industry. The industry is currently experiencing a cyclical downturn which has been exacerbated greatly by the terrorist attacks of September 11, 2001 and their aftermath. As a result, there has been a severe reduction in air travel and less revenue and less demand for aircraft capacity by the major air carriers, particularly those that serve U.S. markets.

One of the Company's assets is a regional aircraft leased to a U.S. regional freight carrier. The second is a jet engine leased to a Mexican regional air carrier. It is not clear whether and to what extent the current downturn will have on these lessees. If the Company's lessees experience a corresponding downturn in their own businesses, they may be at risk of failure, and default under their respective leases. See "Risks Related to Regional Air Carriers", below.

Even if the Company's lessees remain in compliance with their lease through expiration, the industry downturn may result in the lessees deciding not to renew the leases for an additional term. In that case the assets would likely be re-leased to another lessee; however, if the financial condition of the air travel industry does not improve within the next year, it may be very difficult to find a new lessee for the Company's assets. An unimproved or worse industry financial condition would also tend to result in lower amounts realizable on the assets if they are sold upon return from the lessee (See "Leasing Risks" and "Ownership Risks", below).

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales for its two assets may be critical to its ability to achieve a maximum return of principal to its Noteholders, and will involve a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry, which is in turn sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. As discussed above, The demand for and value of many types of older aircraft has been depressed by current airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's limited portfolio of two assets subjects the Company to economic risks if those particular airframe or engine types should decline in value.

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

As a result of the terrorist attacks of September 11, 2001, certain insurance carriers have instituted a new $50 million limitation on war risk liability coverage. To the extent that the $50 million coverage is not sufficient to comply with lease obligations, the Company will require that its lessees acquire additional insurance, to bring coverage up to the required limits. To date, the Company believes that all of its lessees who have received notices of the new limitation have either obtained the additional coverage required or will do so before the limitation takes effect. If the additional insurance or government indemnity is not acquired in time, then the Company may ground any aircraft until it is adequately insured.

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AEROCENTURY IV, INC.
                                   (Registrant)


Date: November 14, 2001        By: /s/ Neal D. Crispin
                                   -------------------------------
                                   Neal D. Crispin
                           Title:  President