Form 10-K
period 2001-12-31
AEROCENTURY IV INC
filed 2002-03-28
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       OR

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from                         to
                               ----------------------      ---------------------

                        Commission File Number: 333-22239
                              AeroCentury IV, Inc.
                  (Name of small business issuer in its charter)

                 California                             94-3260392
       (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

      1440 Chapin Avenue, Suite 310
        Burlingame, California                            94010
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:                  (650) 340-1880

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

Revenues for the issuer's most recent fiscal year:  $473,970

On March 28, 2002 the aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 28, 2002 the Issuer had 243,420 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                -----    ------

Documents Incorporated by Reference:  None

                                     PART I

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding: the Company's beliefs, plans, objectives, expectations and intentions regarding: collection of intercompany tax receivables under its tax sharing agreement, the incurring of significant operating expenses for assets on lease, an Event of Default during May 2002, the Trustee's actions after a May 2002 Event of Default to take control of the Company's assets and the Trustee's disposition of the assets are forward looking statements. While the company believes that such statements are accurate, actual results may differ due to further defaults by existing lessees, changing general economic conditions, particularly those that affect the re-sale value of turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Item 1.           Description of Business.

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

Aircraft and Aircraft Engines

At December 31, 2001, the Company owned a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"). In January 2001, the Company sold its 50% interest in a Shorts SD3-60-100, serial number S/N 3676 ("S/N 3676"). The Company did not purchase any aircraft during 2001.

S/N AC-647 is on lease to a U.S. carrier for a two-year term, expiring in June 2002.

The Engine is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller, expiring in November 2002. The Engine is subleased by the seller to a Mexican-based regional carrier.

At the time of purchase, S/N 3676 (owned 50% by the Company) was subject to a 48-month lease, expiring in July 2001, with a British regional airline. In early 2000, the lessee filed for reorganization and subsequently returned the aircraft to the Company. During January 2001, it was sold.

The Company had filed claims for approximately $1,069,000 of unfunded, pre-reorganization maintenance expense related to S/N 3676 and another aircraft which had been on lease to the same lessee. On February 13, 2001, a majority of the creditors of the lessee approved a reorganization plan, which provided that unsecured creditors, like the Company, would not receive any recovery of pre-reorganization claims.

Item 2.           Description of Property.

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

Number of Security Holders

Approximate number of holders of Notes ("Noteholders") as of March 28, 2002: 350

Dividends

The Company has not declared a dividend on Common Stock since its formation.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Results of Operations

The Company recorded a net loss of ($385,850) or ($1.59) per share and ($1,751,770) or ($7.20) per share for the year ended December 31, 2001 and 2000, respectively.

Rental income decreased by approximately $194,000 in 2001 versus 2000 due to the sale of aircraft during the fourth quarter of 2000 and January 2001. Gain on sale of aircraft was approximately $105,000 higher in 2001 because S/N 3676 was sold at a gain, including the associated reserves retained, while one of the aircraft sold during 2000 was sold at a loss. Interest income was higher in 2001 by approximately $30,000 due to higher cash balances as a result of asset sales. Depreciation decreased approximately $121,000 in 2001 due to the asset sales noted above. Maintenance expense was approximately $63,000 lower in 2001 because there was substantial maintenance work performed on an aircraft upon its return in 2000. Professional fees and general and administrative expenses were approximately the same in both years.

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


Since its formation, the Company's capital has come in the form of equity contributions from JHC, proceeds from the Offering, rental revenue from the Income Producing Assets purchased using those proceeds, and, most recently, proceeds from the sale of assets. The Company's liquidity has varied, increasing to the extent cash flows from operations exceeded expenses, and decreasing as interest payments were made to the Noteholders and to the extent expenses exceeded cash flows from leases.

At December 31, 2001, the Company had cash balances of $1,114,420 and deposits of $95,780. At December 31, 2001, the Company had Notes outstanding with an aggregate principal face value of $4,869,000. The fair value of the Notes, based upon the net book values of the aircraft and the net working capital of the Company as of that date, is estimated to be approximately $2,221,000, which is approximately 46% of the face value of the Notes

Since the Company has acquired Income Producing Assets, which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company typically does not incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remain on lease. The Company has, however, incurred significant maintenance expense for aircraft which have been off lease prior to being sold. The Company could incur additional expenses for its two remaining aircraft if they are returned by the lessees when the leases expire in June and November 2002 and remain off lease.

The Company sold several of its aircraft during 2000 and 2001; such sales were earlier than anticipated, as the aircraft were returned upon defaults by their respective lessees. As a result, the proceeds received from the sales were less than was expected and insufficient to purchase additional Income Producing Assets. Since the Trust Indenture precludes the Company from using sales proceeds to fund interest payments, after consultation with, and with the consent of, the Trustee, on December 15, 2001, the Company's Board of Directors approved a resolution authorizing a prepayment of $1,000,000 of principal to the Noteholders during the first quarter of 2002. The Company made such prepayment during February 2002. After the principal prepayment made during February 2002, the Company has Notes outstanding with an aggregate principal face value of $3,869,000. Including the February 2002 principal prepayment and all interest paid to date, the Company has paid to Noteholders an aggregate of approximately 63% of the face value of the Notes.

The Company did not have sufficient cash balances to fund the required interest payment of approximately $122,000 on February 1, 2002 and is therefore in default under the Trust Indenture. While the Company has 90 days to cure such default, it does not anticipate having sufficient cash to do so. Therefore, in May 2002, there will be an "Event of Default" under the Trust Indenture.


The Company's decrease in cash flow from operations was due primarily to the effect of the change in receivable from affiliates, prepaid expenses, payable to affiliate and maintenance deposits, which effects were only partially offset by a smaller net loss and the effect of the change in accounts receivable and accounts payable.

The decrease in cash flow provided by investing activities was the result of the Company's sale of S/N 3676 during 2001 versus having sold S/N 3606 and its 67% interest in a deHavilland DHC-6 during 2000. There was no cash flow from financing activities in 2001 or 2000 because the Offering terminated in August 1997.


During 2001, the Company paid $100,000 to the Trustee, which amount is estimated to be the expenses incurred by the Trustee and its counsel in connection with the February 2002 prepayment and the default on the February 1 interest payment. Based on reports from the Trustee, during December 2001, the Company expensed $40,000 of the $100,000; the balance is included in prepaid expenses and will be expensed as incurred during 2002.


Outlook


As discussed above, it is anticipated that during May 2002, there will be an Event of Default under the Trust Indenture. The Trustee would then have control over the Company's assets, all of which are collateral for the notes obligation. The Trustee could take title to, and possession of, the Company's assets; or the Company and the Trustee could enter into a "going-forward" agreement, whereunder the Company would retain legal title to the assets that are collateral for the Noteholder obligations, but would give the Trustee the sole power to manage the assets. In either case, the Trustee would have the ultimate discretion as to the timing of the disposition of each asset. The Trustee could choose to sell an asset to a third party and immediately distribute the proceeds of such sale to the Noteholders. In order to achieve an immediate liquidation of the asset, however, the Company may have to accept a price that is substantially less than the net book value of the asset or lower than it would receive in a normal market sale. Alternatively, the Trustee could decide to continue to hold an asset for the benefit of Noteholders and collect rent for such asset until the underlying user lease expires, or until the Trustee determines that the asset can be sold at an acceptable price.

The Company's two assets are each currently on lease until June 2002 and November 2002, at a monthly lease rate of $10,000 and $15,000, respectively. If the Trustee were to direct the Company to retain both assets until lease end, from January 2002 until the assets' lease expirations, a total of approximately $200,000 could be collected under the leases; however, the amount of rental income received would nonetheless be insufficient to permit the Trustee to make net cash distributions to Noteholders at a rate of 10% per annum (the stated interest rate under the Notes) on unpaid Note principal.


Any distributions to Noteholders of sales and/or rent proceeds would be net of legal and administrative expenses incurred by the Trustee. Such expenses are currently estimated at $100,000. Under the terms of the Trust Indenture, any final distribution to Noteholders upon sale of the last asset would consist first of accrued, but unpaid, interest on the Notes, and then principal.

Factors that May Affect Future Results


Anticipated Event of Default; Ability to Maximize Returns. As discussed above, due to cash flow problems created by lessee rental defaults, early termination of leases, and lower than expected remarketing proceeds described above, it is anticipated that there will be an Event of Default under the Trust Indenture on May 1, 2002. At that time, it is believed that the Trustee, Wells Fargo Bank Northwest (formerly known as First Security Bank, N.A.), will take control of the Company's assets securing the Indenture, namely the aircraft portfolio and leases and any remaining cash held by the Company. At that point, the Trustee will have the power to direct disposition of the collateral with the goal of maximizing value to the Noteholders. This could entail an immediate or staged disposition of all the assets or retention of the assets on lease for the benefit of the Noteholders, or a combination thereof. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Noteholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio.


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


Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales for its two assets as directed by the Trustee under the going-forward agreement may be critical to its ability to achieve a maximum return of principal to its Noteholders, and will involve a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry, which is in turn sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. As discussed above, The demand for and value of many types of older aircraft has been depressed by current airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's limited portfolio of two assets subjects the Company to economic risks if those particular airframe or engine types should decline in value.


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

Item 7.  Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for AeroCentury IV, Inc.:

                           Report of Independent Auditors, Vocker Kristofferson and Co. Balance Sheet as of December 31, 2001 Statements of Operations for the Years Ended December
                                31, 2001 and 2000 Statements of Changes in
                           Shareholder's Deficit for the Years Ended
                                December 31, 2001 and 2000
                           Statements of Cash Flows for the Years Ended December
                                31, 2001 and 2000
                           Notes to Financial Statements

         (2)      Schedules:

                           All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of AeroCentury IV, Inc.


We have audited the accompanying balance sheet of AeroCentury IV, Inc., California corporation, as of December 31, 2001 and the related statements of operations, shareholder's deficit and cash flows for the years ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury IV, Inc., at December 31, 2001 and the related statements of operations, shareholder's equity and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $385,850 for the year ended December 31, 2001, and, as of that date, the Company's total liabilities exceeded its total assets by $2,326,800. As described more fully in Note 7 to the financial statements, the Company defaulted on its required interest payment to the Noteholders on February 1, 2002 and has ninety days to cure the default. In the event the Company is not able to cure the default, the management of the Company will be transferred to the Trustee. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



VOCKER KRISTOFFERSON AND CO.

/s/ Vocker Kristofferson & Co.

March 25, 2002
San Mateo, California

                              AEROCENTURY IV, INC.
                                  Balance Sheet
                                December 31, 2001


                                     ASSETS

Current assets:
     Cash                                                                  $   1,114,420
     Deposits                                                                     95,780
     Accounts receivable                                                         128,510
     Rent receivable                                                               5,000
                                                                           -------------
Total current assets                                                           1,343,710

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $435,410                               1,203,790
Debt issue costs, net of accumulated
     amortization of $334,250                                                    255,270
Prepaid expenses                                                                  66,250
                                                                           -------------

Total assets                                                               $   2,869,020
                                                                           =============


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                                      $      13,880
     Interest payable                                                             81,150
     Prepaid rent                                                                  7,500
     Security deposits                                                            20,000
     Maintenance deposits                                                        204,290
                                                                           -------------
Total current liabilities                                                        326,820
                                                                           -------------

Medium-term secured notes                                                      4,869,000
                                                                           -------------

Total liabilities                                                              5,195,820
                                                                           -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                          (2,570,220)
                                                                           -------------
Total shareholder's deficit                                                  (2,326,800)
                                                                           -------------

Total liabilities and shareholder's deficit                                $   2,869,020
                                                                           =============


The accompanying notes are an integral part of these statements.

                              AEROCENTURY IV, INC.
                            Statements of Operations



                                                                                          For the Years
                                                                                        Ended December 31
                                                                                     2001             2000
                                                                                     ----             ----
Revenues:

     Rent income                                                                $     308,950    $     503,310
     Gain on sale of aircraft                                                         113,000            8,120
     Interest income                                                                   52,020           21,830
                                                                                -------------    -------------

                                                                                      473,970          533,260
                                                                                -------------    -------------

Expenses:

     Depreciation                                                                     116,210          236,890
     Provision for impairment in value of aircraft                                          -        1,021,000
     Amortization                                                                      76,580           76,580
     Maintenance                                                                        9,050           72,500
     Interest                                                                         486,900          486,900
     Management fees                                                                   97,380           97,380
     Professional fees and general and administrative                                  72,900           68,260
                                                                                -------------    -------------

                                                                                      859,020        2,059,510

Loss before taxes                                                                    (385,050)      (1,526,250)

Tax provision                                                                             800          225,520
                                                                                -------------    -------------

Net loss                                                                        $    (385,850)    $ (1,751,770)
                                                                                =============    =============

Weighted average common shares outstanding                                            243,420          243,420
                                                                                =============    =============

Basic loss per common share                                                     $       (1.59)    $      (7.20)
                                                                                =============    =============


The accompanying notes are an integral part of these statements.

                               AEROCENTURY IV, INC.
                       Statements of Shareholder's Deficit
                 For the Years Ended December 31, 2001 and 2000


                                                                                        Total
                                                    Common          Accumulated     Shareholder's
                                                     Stock            Deficit          Deficit
                                                     -----            -------          -------
Balance, December 31, 1999                       $     243,420    $    (432,600)    $   (189,180)

Net loss for the period                                              (1,751,770)      (1,751,770)
                                                 -------------    --------------    -------------

Balance, December 31, 2000                             243,420       (2,184,370)      (1,940,950)

Net loss for the period                                                (385,850)        (385,850)
                                                 -------------    --------------    -------------

Balance, December 31, 2001                       $     243,420      $(2,570,220)     $(2,326,800)
                                                 =============    ==============    =============


The accompanying notes are an integral part of these statements.

                               AEROCENTURY IV, INC.
                            Statements of Cash Flows


                                                                    For the Years Ended December 31,
                                                                       2001                  2000
                                                                       ----                  ----

Operating activities:
     Net loss                                                     $     (385,850)        $ (1,751,770)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
         Depreciation                                                    116,210              236,890
         Amortization                                                     76,580               76,580
         Gain on sale of aircraft                                       (113,000)              (8,120)
         Provision for impairment in value of aircraft                         -            1,021,000
         Receivable from affiliates-deferred taxes                             -              231,980
         Deferred taxes                                                        -               (7,270)
         Change in operating assets and liabilities:
           Deposits                                                       (4,340)             (28,440)
           Rent receivable                                                43,040               19,640
           Accounts receivable                                            66,390              (43,850)
           Prepaid expenses                                              (59,930)               7,850
           Accounts payable                                              (38,780)             (89,080)
           Payable to affiliate                                                -               38,920
           Prepaid rent                                                        -              (25,660)
           Security deposits                                                   -              (20,200)
           Maintenance deposits                                          (62,040)             123,290
                                                                  --------------        -------------
Net cash used by operating activities                                   (361,720)            (218,240)
                                                                  --------------        -------------

Investing activities:
     Proceeds from disposal of assets                                    283,000            1,072,420
     Purchase of interests in aircraft                                         -              (30,370)
                                                                  --------------        -------------
Net cash provided by investing activities                                283,000            1,042,050
                                                                  --------------        -------------

Net (decrease)/increase in cash                                          (78,720)             823,810

Cash, beginning of period                                              1,193,140              369,330
                                                                  --------------        -------------

Cash, end of period                                               $    1,114,420        $   1,193,140
                                                                  ==============        =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
                                                                            2001                 2000
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $      486,900        $     486,900
     Income taxes                                                            800                  800


The accompanying notes are an integral part of these statements.

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of December 31, 2001, the Company maintained $1,207,440 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

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

         Recent Accounting Pronouncements

         SFAS No. 138, which amended the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company adopted SFAS No. 133 on January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. Because the Company does not hold any derivatives as defined in SFAS No. 133, its adoption did not have a material impact on its results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed of." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS No. 144 on January 1, 2002. Because SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, the adoption of SFAS No. 144 is not expected to have a material effect on the Company's results of operations or financial position.

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         At December 31, 2001, the Company owned a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"). In January 2001, the Company sold its 50% interest in a Shorts SD3-60-100, serial number S/N 3676 ("S/N 3676"). The Company did not purchase any aircraft during 2001.

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

         At the time of purchase, S/N 3676 (owned 50% by the Company) was subject to a 48-month lease, expiring in July 2001, with a British regional airline. During 2000, the lessee filed for reorganization and subsequently returned the aircraft to the Company. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment of $245,350 during 2000. The aircraft was sold during January 2001. At that time, the Company received net proceeds of $167,450 and recognized a gain of $35,980. During the second quarter of 2001, the lessee paid all amounts owed to the Company and, since the aircraft had been sold, the Company recognized an additional gain of $77,020, representing maintenance reserves retained.

         Detail of Investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 2001 and 2000:


                                                           Accumulated      Allowance for
                                              Cost        Depreciation       Impairment           Net
                                              ----        ------------       ----------           ---

Balance, December 31, 1999              $   4,273,460     $    (491,630)    $          -     $   3,781,830

Additions                                      30,370          (236,890)      (1,021,000)       (1,227,520)

Disposals                                  (1,332,180)          267,880                -        (1,064,300)
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2000              $   2,971,650     $    (460,640)    $ (1,021,000)    $   1,490,010

Additions                                           -          (116,210)               -          (116,210)

Disposals                                    (556,800)          141,440          245,350          (170,010)
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2000              $   2,414,850     $    (435,410)    $   (775,650)    $   1,203,790
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

         Approximately 39% and 13% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2001 and 2000, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The table below sets forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                        Operating Lease Revenue            Net Book Value of Operating Leased Assets
                                    For the Year Ended December 31,                      December 31,
         Country                         2001              2000                     2001              2000
         -------                         ----              ----                     ----              ----


         United States              $     120,000    $      65,000              $     634,040    $     700,000
         United Kingdom                     8,950          185,270                          -          170,010
         Mexico                           180,000          180,000                    569,750          620,000
         Colombia                               -           73,040                          -                -
                                    -------------    -------------              -------------    -------------
                                    $     308,950    $     503,310              $   1,203,790    $   1,490,010
                                    =============    =============              =============    =============


         As of December 31, 2001, minimum future lease rent payments receivable under noncancelable leases were as follows:

                  Year                   Amount
                  ----                   ------
                  2002              $     200,000

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

         As described in Note 7 to the financial statements, there is substantial doubt as to the Company's ability to continue as a going concern. Therefore, the fair value of the Notes is estimated to be approximately $2,221,000, which is $2,648,000 less than the carrying value. The fair value of the notes payable is estimated based upon the net book values of the aircraft and the current net working capital of the Company.

         The Company used the proceeds from previous asset sales to fund a principal prepayment totaling $1,000,000 to Noteholders during the first quarter of 2002.

                                AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Medium-Term Secured Notes (continued)

         The Company did not have sufficient cash balances to fund the required interest payment of approximately $122,000 on February 1, 2002 and is therefore in default under the Trust Indenture. The Company has 90 days to cure such default, but it will not have sufficient cash to do so. Under the Trust Indenture, the Trustee would then have the right to manage the Company's assets, all of which are collateral for the notes obligation. Management of the Company's assets and extinguishment of its liabilities would then become the responsibility of the Trustee, unless the Trustee assigns such management. During 2001, the Company paid $100,000 to the Trustee, which amount is estimated to be the expenses incurred by the Trustee and its counsel in connection with the prepayment and the default. Based on reports from the Trustee, during December 2001, the Company expensed $40,000 of the $100,000; the balance is included in prepaid expenses and will be expensed as incurred during 2002.

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                           2001             2000
                                                                                           ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                    (125,760)          (61,840)
              State                                                                          (840)              780
                                                                                    -------------    --------------
              Deferred benefit                                                           (126,600)          (61,060)
              Valuation allowance                                                         126,600           285,780
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $      225,520
                                                                                    =============    ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                           2001             2000
                                                                                           ----             ----

         Income tax benefit at statutory federal income tax rate                    $    (130,910)   $     (475,700)
         State taxes net of federal benefit                                                  (490)             (290)
         Other                                                                              5,600                 -
         Basis differences                                                                      -            21,370
         Inter-company tax expense                                                              -           394,360
         Valuation allowance                                                              126,600           285,780
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $      225,520
                                                                                    =============    ==============


                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

5.       Income Taxes (continued)

         Temporary differences and carryforwards, which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2001 are as follows:

         Deferred tax assets:
              Depreciation of aircraft                                              $      41,590
              Maintenance deposits                                                         28,730
              Net operating losses                                                        339,350
              Other                                                                         2,830
                                                                                    -------------
                                                                                          412,500
                  Valuation allowance                                                    (412,380)
                                                                                    -------------
                  Net deferred tax assets                                                     120
         Deferred tax liability-
              Amortization of organizational costs                                           (120)
                                                                                    -------------

                                                                                    $           -
                                                                                    =============

         The Company does not anticipate generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. Therefore, the Company has recognized a valuation allowance equal to the net deferred tax asset.

         As discussed in Note 1, the Company is a subsidiary of JHC. JHC files a consolidated tax return that includes the Company as a member of the consolidated group. The current and deferred taxes of the consolidated group are allocated to members of the group in their separately issued financial statements. Current and deferred income taxes are allocated to members of the group by applying FAS 109 as if it were a separate taxpayer. In addition, the members of the group record inter-company receivables and payables to reflect the tax benefits of net operating losses used in the consolidated tax return. However, under the terms of the tax sharing arrangement with other members of the consolidated group, the Company does not expect its inter-company receivable to be collected because it does not expect to generate adequate future taxable income. The Company's current net operating losses of $995,640 may be carried forward for twenty years and begin to expire in 2020.

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2001 and 2000, the Company accrued a total of $97,380 and $97,380, respectively, in management fees to JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 2001 and 2000, no acquisition fees or reimbursements for Chargeable Acquisition Expenses were paid as the Company did not acquire additional assets. During 2001, remarketing fees of $2,550 were paid to JMC in connection with the sale of aircraft. During 2000, remarketing fees of $9,290 were accrued to JMC in connection with the sale of aircaft.

                               AEROCENTURY IV, INC.
                          Notes to Financial Statements

6.       Related Party Transactions (continued)

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 and 2000.

7.       Going Concern

         As indicated in the accompanying financial statements, as of December 31, 2001, the Company's total liabilities exceeded its total assets by $2,326,800.

         The Company sold several of its aircraft during 2000 and 2001; such sales were earlier than anticipated, as the aircraft were returned upon defaults by their respective lessees. As a result, the proceeds received from the sales were less than was expected and insufficient to purchase additional Income Producing Assets. Since the Trust Indenture precludes the Company from using sales proceeds to fund interest payments, after consultation with, and with the consent of, the Trustee, on December 15, 2001, the Company's Board of Directors approved a resolution authorizing a prepayment of $1,000,000 of principal to the Noteholders during the first quarter of 2002. The Company made such prepayment during February 2002.

         The Company did not have sufficient cash balances to fund the required interest payment of approximately $122,000 on February 1, 2002 and is therefore in default under the Trust Indenture. The Company has 90 days to cure such default, but it does not anticipate having sufficient cash to do so. Therefore, in May 2002, the Trustee will declare an "Event of Default" under the Trust Indenture. Under the Trust Indenture, the Trustee will then have the right to manage the Company's assets, all of which are collateral for the notes obligation, and extinguishment of the Company's liabilities. The Trustee may assign such management to the Company or another party.

         During 2001, the Company prepaid $100,000 to the Trustee, which amount is estimated to be the expenses incurred by the Trustee and its counsel in connection with the prepayment and the default. Based on reports from the Trustee, during December 2001, the Company expensed $40,000 of the $100,000; the balance is included in prepaid expenses and will be expensed as incurred during 2002.

         These factors create a substantial uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Since the Company has not yet elected liquidation, and there has not yet been a change in management, liquidation accounting has not been applied to these financial statements.

8.       Subsequent Events

         After consultation, and with the consent of the Trustee, on February 19, 2002, the Company made a prepayment of $1,000,000 of principal to the Noteholders. After such prepayment, the Company has an aggregate of $3,869,000 of principal outstanding on the Notes.

         As discussed in Note 7, it is anticipated that during May 2002, there will be an Event of Default under the Trust Indenture. The Trustee would then have control over the Company's assets, all of which are collateral for the notes obligation. The Trustee could take title to, and possession of, the Company's assets on behalf of the Noteholders; or the Company and the Trustee could enter into a "going-forward" agreement, whereunder the Company would retain legal title to the assets that are collateral for the Noteholder obligations, but would give the Trustee the sole power to manage the assets. In either case, the Trustee would have the ultimate discretion as to the timing of the disposition of each asset. The Trustee could choose to sell an asset to a third party and immediately distribute the proceeds of such sale to the Noteholders. In order to achieve an immediate liquidation of the asset, however, the Company may have to accept a price that is substantially less than the net book value of the asset or lower than it would receive in a normal market sale. Alternatively, the Trustee could decide to continue to hold an asset for the benefit of Noteholders and collect rent for such asset until the underlying user lease expires, or until the Trustee determines that the asset can be sold at an acceptable price.






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

The directors, executive officers and key employees of the Company and JMC, each of whom serves until his successor is elected and qualified, are as follows:

     Name                                 Position Held

Neal D. Crispin         President, Chairman of the Board of Directors and Chief
                        Financial Officer of the Company

Marc J. Anderson        Senior Vice President of the Company

Neal D. Crispin, age 56. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC, JMC, and ACY. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Marc J. Anderson, age 65. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to 1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed by several airlines in various roles of increasing responsibility beginning in 1959.

Item 10.          Executive Compensation.

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2001 and 2000, the Company accrued a total of $97,380 and $97,380, respectively, in management fees to JMC.

JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 2001 and 2000, no acquisition fees or reimbursements for Chargeable Acquisition Expenses were paid as the Company did not acquire additional assets. During 2001, remarketing fees of $2,550 were paid to JMC in connection with the sale of aircraft. During 2000, remarketing fees of $9,290 were accrued to JMC in connection with the sale of aircaft.

As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 and 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 13.          Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K Filed in Last Quarter

                  Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                            AEROCENTURY IV, INC.


                                     By:    /s/ Neal D. Crispin
                                            -------------------------------
                                            Neal D. Crispin

                                     Title: President