Form 10QSB
period 2002-03-31
AEROCENTURY IV INC
filed 2002-05-14
CIK 1034237

16






                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from                  to
                               -------------        -------------

Commission File Number:  333-22239


                              AeroCentury IV, Inc.
                 (Name of small business issuer in its charter)

           California                                  94-3260392
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

     1440 Chapin Avenue, Suite 310
        Burlingame, California                            94010
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:                 (650) 340-1880
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


On May 14, 2002 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of May 14, 2002 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ----    ------

                              AEROCENTURY IV, INC.
                                  Balance Sheet
                                 March 31, 2002
                                    Unaudited

                                     ASSETS

Current assets:
     Cash                                                                  $     184,860
     Deposits                                                                    113,470
     Accounts receivable                                                         124,210
                                                                           -------------
Total current assets                                                             422,540

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $464,460                               1,174,740
Debt issue costs, net of accumulated
     amortization of $353,390                                                    236,130
Prepaid expenses                                                                  36,500
                                                                           -------------

Total assets                                                               $   1,869,910
                                                                           =============


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                                      $       2,150
     Interest payable                                                            191,210
     Prepaid rent                                                                 12,500
     Security deposits                                                            20,000
     Maintenance deposits                                                        217,680
                                                                           -------------
Total current liabilities                                                        443,540
                                                                           -------------

Medium-term secured notes                                                      3,869,000
                                                                           -------------

Total liabilities                                                              4,312,540
                                                                           -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                                  -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                                       243,420
Accumulated deficit                                                           (2,686,050)
                                                                           -------------
Total shareholder's deficit                                                   (2,442,630)
                                                                           -------------

Total liabilities and shareholder's deficit                                $   1,869,910
                                                                           =============


The accompanying notes are an integral part of these statements.

                              AEROCENTURY IV, INC.
                            Statements of Operations


                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                     2002             2001
                                                                                     ----             ----

                                                                                           Unaudited
Revenues:

     Rent income                                                                $      75,000    $      75,000
     Gain on sale of aircraft                                                               -           35,980
     Interest income                                                                    2,950           17,890
                                                                                -------------    -------------

                                                                                       77,950          128,870
                                                                                -------------    -------------

Expenses:

     Depreciation                                                                      29,050           29,050
     Amortization                                                                      19,150           19,150
     Interest                                                                         110,060          121,730
     Management fees                                                                        -           24,340
     Professional fees and general and administrative                                  34,720            4,950
                                                                                -------------    -------------

                                                                                      192,980          199,220
                                                                                -------------    -------------

Loss before taxes                                                                    (115,030)         (70,350)

Tax provision                                                                             800                -
                                                                                -------------    -------------

Net loss                                                                        $    (115,830)   $     (70,350)
                                                                                =============    =============

Weighted average common shares outstanding                                            243,420          243,420
                                                                                =============    =============

Basic loss per common share                                                     $       (0.48)   $       (0.29)
                                                                                =============    =============


The accompanying notes are an integral part of these statements.

                              AEROCENTURY IV, INC.
                            Statements of Cash Flows


                                                                  For the Three Months Ended March 31,
                                                                       2002                  2001
                                                                       ----                  ----
                                                                                Unaudited

Net cash used by operating activities                             $       70,440        $     (82,460)
                                                                  --------------        -------------

Investing activity -
     Proceeds from disposal of assets                                          -              205,980
                                                                  --------------        -------------
Net cash provided by investing activities                                      -              205,980
                                                                  --------------        -------------

Financing activity -
     Repayment on medium-term secured notes                           (1,000,000)                   -
                                                                  --------------        -------------
Net cash used by financing activities                                 (1,000,000)                   -
                                                                  --------------        -------------

Net (decrease)/increase in cash                                         (929,560)             123,520

Cash, beginning of period                                              1,114,420            1,193,140
                                                                  --------------        -------------

Cash, end of period                                               $      184,860        $   1,316,660
                                                                  ==============        =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
                                                                            2002                 2001
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $            -        $     121,730
     Income taxes                                                              -                    -


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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions. As of March 31, 2002, the Company maintained $210,380 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at the lower of cost or market value, which includes acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         Impairment of Long-lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

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

         The most significant estimates with regards to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, and the estimated amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any.

         Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed of." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002. Because SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, the adoption of SFAS No. 144 has not had a material effect on the Company's results of operations or financial position.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         At March 31, 2002, the Company owned a Fairchild Metro III aircraft, serial number AC-647 ("S/N AC-647"), and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674452B (the "Engine"). The Company did not purchase or sell any aircraft during the first three months of 2002.

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

         As of March 31, 2002, minimum future lease rent payments receivable under noncancelable leases were as follows:

                  Year                    Amount
                  ----                    ------
                  2002              $     125,000

3.       Medium-Term Secured Notes

         As mentioned above, the Company raised funds through the Offering from May 1997 to August 1997. During 1997, the Company accepted subscriptions for 4,869 Notes aggregating $4,869,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $4,869,000 in Notes due April 30, 2005. As discussed in Note 6, the Company prepaid $1,000,000 of principal to the Noteholders during the first quarter of 2002. The Notes bear interest at an annual rate of 10.00%, which is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November.

         The Company did not have sufficient cash from rent income to fund the required interest payment of approximately $122,000 on February 1, 2002. The Company was, therefore, in default under the Trust Indenture. The Company had 90 days to cure such default, but, as discussed in Notes 6 and 7, it did not have sufficient cash from rent revenue to do so. Under the provisions of the Trust Indenture, the Company and the Trustee have agreed to execute a transfer of collateral in lieu of foreclosure, and are in the process of negotiating a Transfer Agreement and Bill of Sale regarding transfer.

         As described in Note 6 to the financial statements, there is substantial doubt as to the Company's ability to continue as a going concern. Therefore, the fair value of the Notes is estimated to be approximately $1,154,000, which is $2,715,000 less than the carrying value at March 31, 2002. The fair value of the notes payable is estimated based upon the net book values of the aircraft and the current net working capital of the Company.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                           2002             2001
                                                                                           ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                     (41,380)          (15,910)
              State                                                                           380              (570)
                                                                                    -------------    --------------
              Deferred benefit                                                            (41,000)          (16,480)
              Change in valuation allowance                                                41,000            16,480
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $          800
                                                                                    =============    ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                           2002             2001
                                                                                           ----             ----

         Income tax benefit at statutory federal income tax rate                    $     (39,110)    $     (15,640)
         State taxes net of federal benefit                                                   (60)              (40)
         Other                                                                             (1,030)                -
         Change in valuation allowance                                                     41,000            16,480
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $          800
                                                                                    =============    ==============

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Income Taxes (continued)

         Temporary differences and carryforwards, which gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2002 are as follows:

         Deferred tax assets:
              Depreciation of aircraft                                              $      37,770
              Maintenance deposits                                                         33,260
              Net operating losses                                                        375,940
              Other                                                                         4,530
                                                                                    -------------
                                                                                          451,500
                  Valuation allowance                                                    (451,390)
                                                                                    -------------
                  Net deferred tax assets                                                     110
         Deferred tax liability-
              Amortization of organizational costs                                           (110)
                                                                                    -------------

                                                                                    $           -
                                                                                    =============

         The Company does not anticipate generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. Therefore, the Company has recognized a valuation allowance equal to the net deferred tax asset.

         As discussed in Note 1, the Company is a subsidiary of JHC. JHC files a consolidated tax return that includes the Company as a member of the consolidated group. The current and deferred taxes of the consolidated group are allocated to members of the group in their separately issued financial statements. Current and deferred income taxes are allocated to members of the group by applying FAS 109 as if it were a separate taxpayer. In addition, the members of the group record inter-company receivables and payables to reflect the tax benefits of net operating losses used in the consolidated tax return. However, under the terms of the tax sharing arrangement with other members of the consolidated group, the Company does not expect its inter-company receivable to be collected because it does not expect to generate adequate future taxable income. The Company's current Federal net operating losses of $1,104,130 may be carried forward for twenty years and begin to expire in 2020.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. Due to the default discussed in Notes 3, 6 and 7, no management fees were accrued during the first three months of 2002. In the first three months of 2001, the Company accrued a total of $97,380, in management fees to JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During the first three months of 2002 and 2001, no acquisition fees or reimbursements for Chargeable Acquisition Expenses were paid as the Company did not acquire additional assets. No remarketing fees were paid to JMC during the first three months of 2002. During the first three months of 2001, remarketing fees of $2,550 were paid to JMC in connection with the sale of aircraft.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

5.       Related Party Transactions (continued)

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 and 2000.

6.       Going Concern

         As indicated in the accompanying financial statements, as of March 31, 2002, the Company's total liabilities exceeded its total assets by $2,442,630.

         The Company sold several of its aircraft, which were returned from defaulted lessees, during 2000 and 2001. Such sales were earlier than anticipated, but were determined by the Company to be more beneficial to the Noteholders than incurring the necessary maintenance expense to re-lease the aircraft to new lessees. As a result, the proceeds received from the sales were less than was expected had the aircraft not been sold "as-is", and the proceeds were insufficient to purchase additional Income Producing Assets. Since the Trust Indenture precludes the Company from using sales proceeds to fund interest payments, after consultation with, and with the consent of, the Trustee, on December 15, 2001, the Company's Board of Directors approved a resolution authorizing a prepayment of $1,000,000 of principal to the Noteholders during the first quarter of 2002. The Company made such prepayment during February 2002.

         The Company did not have sufficient cash from rent income to fund the required interest payment of approximately $122,000 on February 1, 2002. The Company was, therefore, in default under the Trust Indenture. The Company had 90 days to cure such default, but it did not have sufficient cash from rent income to do so. Therefore, in May 2002, the Trustee declared an "Event of Default" under the Trust Indenture. Under the provisions of the Trust Indenture, the Company and the Trustee have agreed to execute a transfer of collateral in lieu of foreclosure, and are in the process of negotiating a Transfer Agreement and Bill of Sale regarding transfer. Management of the Company's assets and extinguishment of the Company's liabilities are now the responsibility of the Trustee.

         During 2001, the Company paid $100,000 to the Trustee, which amount is estimated to be the expenses incurred by the Trustee and its counsel in connection with the prepayment and the default. Based on reports from the Trustee, during 2001 and the first three months of 2002, the Company expensed $40,000 and $30,000, respectively, of the $100,000; the balance is included in prepaid expenses and will continue to be expensed as incurred during 2002.

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

7.       Subsequent Events

         As discussed in Note 6, the Trustee declared an Event of Default under the Trust Indenture during May 2002. The Company and the Trustee have agreed to execute a transfer of collateral in lieu of foreclosure, and are in the process of negotiating a Transfer Agreement and Bill of Sale regarding such transfer. Title to the Company's assets will be transferred to the Trustee, and all of the Company's obligations with respect to such assets and the lessees of the assets will be the responsibility of the Trustee.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding: the Company's beliefs, plans, objectives, expectations and intentions regarding: collection of intercompany tax receivables under its tax sharing agreement, and the incurring of significant operating expenses for remaining assets on lease are forward looking statements. While the company believes that such statements are accurate, actual results may differ due to further defaults by existing lessees, changing general economic conditions, particularly those that affect the re-sale value of turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Critical Accounting Policies

In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified the most critical accounting policies upon which its financial status depends. It determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company identified its most critical accounting policies to be those related to lease rental revenue recognition, depreciation policies and valuation of aircraft. These accounting policies are stated in the notes to the financial statements and relevant sections in this discussion and analysis.

Results of Operations

The Company recorded a net loss of ($115,830) or ($0.48) per share and ($70,350) or ($0.29) per share for the three months ended March 31, 2002 and 2001, respectively.

Rental income was the same in the first three months of 2002 and 2001. Gain on sale of aircraft was approximately $36,000 lower in 2002 because there were no asset sales during the period, versus one such sale during the first three months of 2001. Interest income was lower in 2002 by approximately $15,000 due to lower cash balances and lower interest rates.

The Company's asset which was sold during January 2001 had previously been written down to its net sales price with no subsequent depreciation taken. Therefore, total depreciation expense was the same in both 2002 and 2001. Amortization expense was also the same in both years. Interest expense decreased approximately $12,000 in 2002 due to the principal repayment made on the Company's secured notes during February 2002. Management fees were approximately $24,000 lower in 2002 because JMC has stopped charging a management fee to the Company as a result of an Event of Default under the Trust Indenture, which has resulted in the Trustee taking control of management of the assets. Professional fees and general and administrative expenses were approximately $30,000 higher in 2002 as a result of trustee and its counsel's expenses incurred in connection with the Event of Default.

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

Capital Resources and Liquidity

The Company's current financial condition is a result of several factors, primarily the default on lease obligations by four of its original five lessees. As a result of such defaults, the aircraft were repossessed by the Company or returned early by the lessees, which meant that the Company had to sell the aircraft earlier than anticipated or negotiate lease terms with new lessees. See "Factors that May Affect Future Results," below, for a complete discussion of factors affecting the Company's cash flow.

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

At March 31, 2002, the Company had cash balances of $184,860, consisting of rent and sales proceeds of $106,960 and $77,900, respectively, and deposits of $113,470. At March 31, 2002, the Company had Notes outstanding with an aggregate principal face value of $3,869,000. The fair value of the Notes, based upon the net book values of the aircraft and the net working capital of the Company as of that date, is estimated to be approximately $1,154,000, which is approximately 30% of the outstanding principal of the Notes.

Since the Company has acquired Income Producing Assets, which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company typically has not incurred significant operating expenses in connection with ownership of its Income Producing Assets as long as they remained on lease. The Company has, however, incurred significant maintenance expense for aircraft which have been off lease prior to being re-leased or sold. The Trustee could incur additional expenses for its two remaining assets if they are returned by the lessees when the leases expire in June and November 2002 and remain off lease.

The Company sold several of its aircraft, which were returned from defaulted lessees, during 2000 and 2001. Such sales were earlier than anticipated, but were determined by the Company to be more beneficial to the Noteholders than incurring the necessary maintenance expense to re-lease the aircraft to new lessees. The proceeds received from the sales, however, were less than was expected and insufficient to purchase additional Income Producing Assets. Since the Trust Indenture precludes the Company from using sales proceeds to fund interest payments, after consultation with, and with the consent of, the Trustee, on December 15, 2001, the Company's Board of Directors approved a resolution authorizing a prepayment of $1,000,000 of principal to the Noteholders during the first quarter of 2002. The Company made such prepayment during February 2002. After the principal prepayment made during February 2002, the Company has Notes outstanding with an aggregate principal face value of $3,869,000. Including the February 2002 principal prepayment and all interest paid to date, the Company has paid to Noteholders an aggregate of approximately 63% of the face value of the Notes.

The Company did not have sufficient cash from rent income to fund the required interest payment of approximately $122,000 on February 1, 2002. The Company was, therefore, in default under the Trust Indenture. The Company had 90 days to cure such default, but it did not have sufficient cash from rent income to do so. Therefore, in May 2002, the Trustee declared an "Event of Default" under the Trust Indenture. Under the provisions of the Trust Indenture, the Company and the Trustee have agreed to execute a transfer of collateral in lieu of foreclosure, and are in the process of negotiating a Transfer Agreement and Bill of Sale regarding transfer. Management of the Company's assets and extinguishment of the Company's liabilities are now the responsibility of the Trustee.

The Company's increase in cash flow from operations was due primarily to the effect of the change in prepaid expenses, payable to affiliates, interest payable and maintenance deposits, which effects were only partially offset by a larger net loss and the effect of the change in cash classified as deposits from year to year.

Specifically, the Company's cash flow from operations for the three months ended March 31, 2002 consisted of a net loss of ($115,830) and adjustments consisting primarily of depreciation and amortization of $29,050 and $19,150, respectively, increases in cash classified as deposits, interest payable and maintenance deposits of $17,690, $110,060 and $13,380, respectively, and decreases in prepaid expenses and accounts payable of $29,750 and $11,730, respectively.

Specifically, the Company's cash flow from operations for the three months ended March 31, 2001 consisted of a net loss of ($70,350) and adjustments consisting primarily of depreciation and amortization of $29,050 and $19,150, respectively, and decreases in cash classified as deposits, payable to affiliate and maintenance deposits of $23,240, $36,420 and $27,770, respectively.

The decrease in cash flow provided by investing activities was because the Company did not sell any aircraft during the first three months of 2002, versus one such sale during the same period in 2001. There was no cash flow from financing activities in 2002 or 2001 because the Offering terminated in August 1997.

During 2001, the Company paid $100,000 to the Trustee, which amount is estimated to be the expenses incurred by the Trustee and its counsel in connection with the prepayment and the default. Based on reports from the Trustee, during 2001 and the first three months of 2002, the Company expensed $40,000 and $30,000, respectively, of the $100,000; the balance is included in prepaid expenses and will continue to be expensed as incurred during 2002.

Outlook

As discussed above, in May 2002, the Trustee declared an "Event of Default" under the Trust Indenture. The Company's cash balances and title to the Company's aircraft are bing transferred to the Trustee, all of which are collateral for the notes obligation. Management of the Company's assets and extinguishment of the Company's liabilities will be the responsibility of the Trustee, and the Trustee will have discretion as to the timing of the disposition of each asset. The Trustee could choose to sell an asset to a third party and immediately distribute the proceeds of such sale to the Noteholders. In order to achieve an immediate liquidation of the asset, however, the Company may have to accept a price that is substantially less than the net book value of the asset or lower than it would receive in a normal market sale. Alternatively, the Trustee could decide to continue to hold an asset for the benefit of Noteholders and collect rent for such asset until the underlying user lease expires, or until the Trustee determines that the asset can be sold at an acceptable price.

The Company's two assets are each currently on lease until June 2002 and November 2002, at a monthly lease rate of $10,000 and $15,000, respectively. If the Trustee were to retain both assets until lease end, a total of approximately $125,000 could be collected under the leases; however, the amount of rental income received would nonetheless be insufficient to permit the Trustee to make net cash distributions to Noteholders at a rate of 10% per annum (the stated interest rate under the Notes) on unpaid Note principal.

Any distributions to Noteholders of sales and/or rent proceeds would be net of legal and administrative expenses incurred by the Trustee. The Trustee has incurred $70,000 in total thus far. Under the terms of the Trust Indenture, any final distribution to Noteholders upon sale of the last asset would consist first of accrued, but unpaid, interest on the Notes, and then principal.

Factors that May Affect Future Results

Anticipated Event of Default; Ability to Maximize Returns. As discussed above, due to cash flow problems created by lessee rental defaults, early termination of leases, and lower than expected remarketing proceeds described above, the Company was unable to make its February 1, 2002 interest payment and, on May 2, 2002, the Trustee, Wells Fargo Bank Northwest, National Association, declared an Event of Default under the Trust Indenture. The Trustee and the Company have agreed that the Company will transfer all of its assets to the Trustee for the benefit of the Noteholders in lieu of a foreclosure proceeding. The Company's assets securing the Indenture consist of the aircraft portfolio and leases and all remaining cash held by the Company. Once the transfer is executed, the Trustee will have the power to direct the disposition of the collateral with the goal of maximizing value to the Noteholders. This could entail an immediate or staged disposition of all the assets or retention of the assets on lease for the benefit of the Noteholders, or a combination thereof. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Noteholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio.

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

Even if the Company's lessees remain in compliance with their lease through expiration, the industry downturn may result in the lessees deciding not to renew the leases for an additional term. Any attempt to lease such aircraft to a new lessee, however, could also be impacted by the financial condition of the air travel industry. An unimproved or worse industry financial condition would also tend to result in lower amounts realizable on the assets if they are sold upon return from the lessee (See "Leasing Risks" and "Ownership Risks", below).

Leasing Risks. The successful negotiation of lease extensions, re-leases and sales for its two assets as directed by the Trustee under the going-forward agreement may be critical to its ability to achieve a maximum return of principal to its Noteholders, and will involve a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry, which is in turn sensitive to general economic conditions. The ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. As discussed above, the demand for and value of many types of older aircraft has been depressed by current airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The limited portfolio of two assets subjects the Noteholders to economic risks if those particular airframe or engine types should decline in value.

Risks Related to Regional Air Carriers. Because the Company's leases are with regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, and low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

Ownership Risks. The Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease.

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the owner may be limited in its ability to enforce remedies. The Company's lessees are a small domestic and a foreign regional passenger airline, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the inability to collect rent under either lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the amount realizable from the asset. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the owner would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the owner would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the owner's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

International Risks. The Company's portfolio currently includes a lease with a foreign air carrier. Leases with foreign lessees may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The owner could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment and related leases. This could add difficulty in recovering an aircraft in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located even if the U.S. economy is strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy does not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related currency conversion fluctuations. Even with dollar-denominated lease payment provisions, lease revenue could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

Casualties, Insurance Coverage. An owner of transportation equipment, could be held liable for injuries or damage to property caused by its assets. Though some protection may be provided by the United States Aviation Act with respect to its aircraft assets, it is not clear to what extent such statutory protection would be available to the Equipment owner and such act may not apply to aircraft operated in foreign countries. Though the lease for the asset may require a lessee to insure against a risk, some risks of loss may not be insurable. An uninsured loss with respect to the Equipment or an insured loss, for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from such equipment, as well as a potential claim against the owner.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

None

 (b)     Reports on Form 8-K.

The Company filed a Report on Form 8-K on May 9, 2002 disclosing the receipt of a notice of Event of Default under the Trust Indenture for the 10% Secured Promissory Notes from the Indenture Trustee, Wells Fargo Bank Northwest, National Association.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AEROCENTURY IV, INC.


Date:    May 14, 2002              By:    /s/ Neal D. Crispin
                                             -------------------------------
                                             Neal D. Crispin

                                      Title: President, Chief Financial Officer