Form 10QSB
period 2002-06-30
AEROCENTURY IV INC
filed 2002-08-13
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

[ ] Transition  Report Under Section 13 or 15(d) of the Securities  Exchange Act
of 1934 For the transition period from             to
                                      -------------  --------------

Commission File Number:  333-22239


                              AeroCentury IV, Inc.
                 (Name of small business issuer in its charter)

               California                                  94-3260392
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

      1440 Chapin Avenue, Suite 310
         Burlingame, California                                  94010
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:                  (650) 340-1880
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
Yes  X      No
     ------   ------


On August 13, 2002 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of August 13, 2002 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one): Yes         No    X
                                                                ------    ------

                              AEROCENTURY IV, INC.
                                  Balance Sheet
                                  June 30, 2002
                                    Unaudited


                                     ASSETS

Cash $                                                                       100
Prepaid expenses                                                          10,500
                                                                   -------------

Total assets                                                       $      10,600
                                                                   =============


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable                                                   $         590
                                                                   -------------

Total liabilities                                                            590
                                                                   -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                          -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                               243,420
Accumulated deficit                                                    (233,410)
                                                                   -------------
Total shareholder's equity (net assets available for liquidation)         10,010
                                                                   -------------

Total liabilities and shareholder's equity                         $      10,600
                                                                   =============


The accompanying notes are an integral part of these statements.

                              AEROCENTURY IV, INC.
                            Statements of Operations

                                              For the Six Months                      For the Three Months
                                                Ended June 30,                           Ended June 30,
                                             2002             2001                   2002             2001
                                             ----             ----                   ----             ----
                                                  Unaudited                                Unaudited


Revenues:

     Rent income                        $     133,330     $     158,950                58,330           83,950
     Gain on sale of aircraft                       -           113,000                     -           77,020
     Interest income                            3,250            32,560                   300           14,670
                                        -------------     -------------         -------------    -------------

                                              136,580           304,510                58,630          175,640
                                        -------------     -------------         -------------    -------------

Expenses:

     Depreciation                              51,650            58,110                22,600           29,050
     Amortization                             255,270            38,290               236,130           19,150
     Interest                                 185,290           243,450                75,230          121,730
     Management fees                                -            48,690                     -           24,340
     Professional fees and
        general and administrative             72,030             9,630                37,310            4,680
                                        -------------     -------------         -------------    -------------

                                              564,240           398,170               371,270          198,950
                                        -------------     -------------         -------------    -------------

Loss before taxes                           (427,660)          (93,660)             (312,640)         (23,310)

Tax provision                                     800               800                     -              800
                                        -------------     -------------         -------------    -------------

Loss before extraordinary item              (428,460)          (94,460)             (312,640)         (24,110)

Extraordinary item, less applicable
  income taxes of $0                        2,765,280                 -             2,765,280                -
                                        -------------     -------------         -------------    -------------

Net income/(loss)                       $   2,336,820     $    (94,460)         $   2,452,640    $    (24,110)
                                        =============     =============         =============    =============

Weighted average common
     shares outstanding                       243,420           243,420               243,420          243,420
                                        =============     =============         =============    =============

Basic income/(loss) per common share:
Loss from continuing operations         $      (1.76)     $      (0.39)         $      (1.28)    $      (0.10)
Extraordinary item                              11.36                 -                 11.36                -
                                        -------------     -------------         -------------    -------------
                                        $        9.60     $      (0.39)         $       10.08    $      (0.10)
                                        =============     =============         =============    =============



The accompanying notes are an integral part of these statements.


                              AEROCENTURY IV, INC.
                            Statements of Cash Flows


                                                                    For the Six Months Ended June 30,
                                                                       2002                  2001
                                                                       ----                  ----
                                                                                Unaudited



Net cash used by operating activities                             $    (114,320)        $    (75,960)
                                                                  --------------        -------------

Investing activity -
     Proceeds from disposal of assets                                          -              283,000
                                                                  --------------        -------------
Net cash provided by investing activities                                      -              283,000
                                                                  --------------        -------------

Financing activity -
     Repayment on medium-term secured notes                          (1,000,000)                    -
                                                                  --------------        -------------
Net cash used by financing activities                                (1,000,000)                    -
                                                                  --------------        -------------

Net (decrease)/increase in cash                                      (1,114,320)              207,040

Cash, beginning of period                                              1,114,420            1,193,140
                                                                  --------------        -------------

Cash, end of period                                               $          100        $   1,400,180
                                                                  ==============        =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
                                                                            2002                 2001
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $            -        $     121,730
     Income taxes                                                            800                  800


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

         The Company did not have sufficient cash from rent income to fund the required interest payment of approximately $122,000 on February 1, 2002. The Company was, therefore, in default under the Trust Indenture. The Company had 90 days to cure such default, but, as discussed in Notes 3, 6 and 7, it did not have sufficient cash to do so. Under the provisions of the Trust Indenture, the Company and the Trustee, Wells Fargo Bank Northwest, National Association (the "Trustee") executed a transfer of collateral in lieu of foreclosure, which transfer was completed during June 2002. Management of the Company's assets and extinguishment of the Company's liabilities are now the responsibility of the Trustee.

         Because it is highly likely that the Company can continue as a going concern, liquidation accounting has been applied to these financial statements. The Company's bank account was closed and the money transferred to the Trustee in July 2002. The Company expects to dissolve immediately following a final audit during the third quarter of 2002.

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

         To the extent that JHC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JHC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company can issue was limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company. The Company capitalized the Reimbursement paid and amortizes such costs over the life of the Notes (approximately eight years). In connection with the transfer of the Company's assets to the Trustee during June 2002, the Company expensed the unamortized Reimbursement of approximately $223,360.

         Assets Subject to Lien

         The Company's obligations under the Notes are secured by a security interest in all of the Company's right, title and interest in the Income Producing Assets acquired by the Company. As discussed above and in Notes 3, 6 and 7, the Company transferred title to its assets to the Trustee during June 2002.

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

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         On June 10, 2002, the Company and the Trustee executed a transfer of collateral as a result of an Event of Default under the Trust Indenture. As a result, the Company owned no aircraft as of June 30, 2002. The Trustee has assumed ownership of the aircraft and aircraft engine which the Company had owned and responsibility for administering the terms of the leases.

         Aircraft and Aircraft Engines Leases

         When S/N AC-647 was acquired, it was subject to a 36-month lease, expiring in April 2001, with a regional carrier in Uruguay. During June 1999, however, management repossessed the aircraft due to non-payment of rent. In June 2000, S/N AC-647 was re-leased to a U.S. carrier for a two-year term, expiring in June 2002. Because the Trustee is now responsible for administering the lease for the aircraft, the Company has no knowledge of the status of that aircraft.

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

         The Company did not have sufficient cash from rent income to fund the required interest payment of approximately $122,000 on February 1, 2002. The Company was, therefore, in default under the Trust Indenture. The Company had 90 days to cure such default, but, as discussed in Notes 1, 6 and 7, it did not have sufficient cash to do so. Under the provisions of the Trust Indenture, the Company and the Trustee executed a transfer of collateral in lieu of foreclosure, and the transfer of such collateral was completed during June 2002. Management of the Company's assets and extinguishment of the Company's Note liabilities are now the responsibility of the Trustee.

         In connection with the transfer of the Company's assets to the Trustee, the Company removed the Notes obligation from its books during June 2002 and recorded an extraordinary gain of $2,765,280, net of taxes of $0. The Company expects to dissolve during the third quarter of 2002.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                   2002             2001
                                                   ----             ----
         Current tax provision
              Federal                       $           -    $            -
              State                                   800               800
                                            -------------    --------------
              Current tax provision                   800               800
                                            -------------    --------------

         Deferred tax provision
              Federal                             409,090          (43,250)
              State                                 1,020             (640)
                                            -------------    --------------
              Deferred benefit                    410,110          (43,890)
              Change in valuation allowance     (410,110)            43,890
                                            -------------    --------------
         Total provision for income taxes   $         800    $          800
                                            =============    ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                           2002             2001
                                                                                           ----             ----




         Income tax benefit at statutory federal income tax rate                    $     794,790    $     (15,290)
         State taxes net of federal benefit                                                   870              (40)
         Prior year adjustment                                                                  -          (27,760)
         Discharge of indebtedness excluded from taxable income                         (384,750)                 -
         Change in valuation allowance                                                  (410,110)            43,890
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $          800
                                                                                    =============    ==============


                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Income Taxes (continued)

         Temporary differences and carryforwards, which gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2002 are as follows:

         Deferred tax assets:
              State franchise taxes                      $         270
              Valuation allowance                                (270)
                                                         -------------
              Net deferred tax assets                    $           -
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

         As discussed in Notes 1, 3, 6 and 7 the Company transferred all its assets and liabilities to the Trustee under the provisions of the Trust Indenture. The transfer resulted in the recognition of an extraordinary gain of $2,765,280 by the Company. For tax purposes, the extraordinary gain is treated as discharge of indebtedness income and is excluded from the Company's taxable income. In addition, the amount of excluded discharge of indebtedness income must be applied to reduce the Company's net operating loss carryovers. As a result, the Company's net operating loss carryovers were completely applied.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC was entitled to a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. Due to the default discussed in Notes 1, 3, 6 and 7, no management fees were accrued during the first six months of 2002. In the first six months of 2001, the Company accrued a total of $48,690 in management fees to JMC.

         JMC was also entitled to an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees were not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee could not exceed the fair market value of the asset based on appraisal. JMC could also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which were payable to third parties. During the first six months of 2002 and 2001, no acquisition fees or reimbursements for Chargeable Acquisition Expenses were paid as the Company did not acquire additional assets. No remarketing fees were paid to JMC during the first six months of 2002. During the first six months of 2001, remarketing fees of $2,550 were paid to JMC in connection with the sale of aircraft.

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

5.       Related Party Transactions (continued)

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 and 2000.

6.       Extraordinary Item

         In connection with the transfer of assets to the Trustee and the restructuring of the Company's debt, the Company recorded an extraordinary gain, net of taxes of $0, of $2,765,280 or $11.36 per share. Management of the Company's assets and extinguishment of the Company's liabilities are now the responsibility of the Trustee.

7.       Going Concern

         The Company sold several of its aircraft, which were returned from defaulted lessees, during 2000 and 2001. Such sales were earlier than anticipated, but were determined by the Company to be more beneficial to the Noteholders than incurring the necessary maintenance expense to re-lease the aircraft to new lessees. As a result, the proceeds received from the sales were less than was expected had the aircraft not been sold "as-is", and the proceeds were insufficient to purchase additional Income Producing Assets. Since the Trust Indenture precluded the Company from using sales proceeds to fund interest payments, after consultation with, and with the consent of, the Trustee, on December 15, 2001, the Company's Board of Directors approved a resolution authorizing a prepayment of $1,000,000 of principal to the Noteholders during the first quarter of 2002. The Company made such prepayment during February 2002.

         The Company did not have sufficient cash from rent income to fund the required interest payment of approximately $122,000 on February 1, 2002. The Company was, therefore, in default under the Trust Indenture. The Company had 90 days to cure such default, but it did not have sufficient cash to do so. Therefore, in May 2002, the Trustee declared an "Event of Default" under the Trust Indenture. Under the provisions of the Trust Indenture, the Company and the Trustee executed a transfer of collateral, including the Company's cash balances, in lieu of foreclosure, and the transfer of such collateral was completed on June 10, 2002. The Company retained $100 in order to keep its checking account open; that account was closed and the balance was transferred to the Trustee during July 2002. Management of the Company's assets and extinguishment of the Company's Note liabilities are now the responsibility of the Trustee.

         Because it is highly unlikely that the Company can continue as a going concern, liquidation accounting has been applied to these financial statements. The Company's bank account was closed and the money transferred to the Trustee in July 2002. The Company expects to dissolve immediately following a final audit during the third quarter of 2002.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding: the Company's beliefs, plans, objectives, expectations and intentions regarding: collection of intercompany tax receivables under its tax sharing agreement, and the anticipated dissolution of the Company in the third quarter of 2002 are forward looking statements. While the company believes that such statements are accurate, actual results may differ due to future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

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

Revenue Recognition

Revenue from leasing of aircraft assets was recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.

Depreciation Policies

The Company's interests in aircraft and aircraft engines were recorded at cost, which includes acquisition costs. Depreciation was computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years), to an estimated residual value based on appraisal.

Valuation of Aircraft

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets were reviewed for impairment whenever events or changes in circumstances indicated that the book value of the asset may not be recoverable. Periodically, the Company reviewed its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows were not expected to be sufficient to recover the recorded value of the assets, the assets were written down to their estimated realizable value.

Results of Operations

The Company recorded net income of $2,336,820 or $9.60 per share, including an extraordinary gain of $2,765,280 or $11.36 per share, and net loss of ($94,460) or ($0.39) per share for the six months ended June 30, 2002 and 2001, respectively, and net income of $2,452,640 or $10.08 per share and net loss of ($24,110) or ($0.10) per share for the three months ended June 30, 2002 and 2001, respectively.

Rental income was approximately $26,000 lower in the six months and three months ended June 30, 2002 versus the same periods in the prior year primarily because ownership of the Company's assets and the related revenues were transferred to the Trustee on June 10, 2002. Gain on sale of aircraft was approximately $113,000 and $77,000 lower in the six month and three month periods, respectively, of 2002 because there were no asset sales during 2002, versus one such sale during the first quarter of 2001 and the recording of additional gain during the second quarter of 2001 associated with reserves retained related to that aircraft. Interest income was approximately $29,000 and $4,000 lower in the six month and three month periods, respectively, of 2002 due to lower cash balances and lower interest rates.

As a result of the transfer of the Company's assets to the Trustee on June 10, 2002, depreciation expense was approximately $6,000 lower in the six months and three months ended June 30, 2002 versus the same periods in the prior year. Amortization expense was higher by approximately $217,000 in the six month and three month periods of 2002 due to the Company recording expense for the remaining organization costs at the time of the asset transfer. Interest expense was approximately $58,000 and $47,000 lower in the six month and three month periods, respectively, of 2002 due to the principal repayment made on the Company's secured notes during February 2002 and the cessation of interest expense upon the asset transfer. Management fees were approximately $49,000 and $24,000 lower in the six month and three month periods of 2002 because JMC stopped charging a management fee to the Company as of January 1, 2002 due to the Company's Event of Default under the Trust Indenture. Professional fees and general and administrative expenses were approximately $62,000 and $33,000 higher in the six months and three months ended June 30, 2002, respectively, than in the same periods of 2001 as a result of legal and administrative costs incurred by the Trustee in connection with the Event of Default.

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

The Company did not have sufficient cash from rent income to fund the required interest payment of approximately $122,000 on February 1, 2002. The Company was, therefore, in default under the Trust Indenture. The Company had 90 days to cure such default, but it did not have sufficient cash to do so. At June 10, 2002, the Company had cash balances of $329,970, consisting of rent and sales proceeds of $77,900 and $134,390 respectively, and deposits of $117,680. Under the provisions of the Trust Indenture, the Company and the Trustee executed a transfer of collateral, including the Company's cash balances, in lieu of foreclosure, and the transfer of such collateral was completed on June 10, 2002. The Company retained $100 in order to keep its checking account open; that account was closed and the balance was transferred to the Trustee during July 2002. In connection with the transfer of assets to the Trustee and the restructuring of the Company's debt, the Company recorded an extraordinary gain, net of taxes of $0, of $2,765,280 or $11.36 per share. Management of the Company's assets and extinguishment of the Company's Note liabilities are now the responsibility of the Trustee.

Prior to the transfer of assets to the Trustee on June 10, 2002, the Company had Notes outstanding with an aggregate principal face value of $3,869,000. The fair value of the Notes, based upon the net book values of the aircraft and the net working capital of the Company as of that date, was estimated to be approximately $1,104,000, which was approximately 29% of the outstanding principal of the Notes.

Since the Company had acquired Income Producing Assets, which were subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company typically did not incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remained on lease. The Company did, however, incur significant maintenance expense for aircraft which were off lease prior to being re-leased or sold. The Trustee could incur additional expenses for its two remaining assets if they are returned by the lessees when the leases expire and remain off lease prior to disposition.

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

The Company's decrease in cash flow from operations from 2001 to 2002 was due primarily to the effect of the change in rent receivable, interest payable, prepaid expenses, payable to affiliates, interest payable, maintenance deposits, and security deposits, which effects were only partially offset by increased net income and the effect of the change in cash classified as deposits, accounts receivable, and prepaid expenses.

Specifically, the Company's cash flow from operations for the six months ended June 30, 2002 consisted of net income of $2,336,820 and adjustments consisting primarily of depreciation, amortization and an extraordinary gain of $51,650, $255,270 and $2,716,860, respectively, and decreases in cash classified as deposits, accounts receivable, prepaid expenses, interest payable, maintenance deposits, and security deposits of $95,780, $128,510, $55,750, $81,150,
$204,300, and $20,000, respectively.

Specifically, the Company's cash flow from operations for the six months ended June 30, 2001 consisted of a net loss of ($94,460) and adjustments consisting primarily of depreciation, amortization and gain on sale of $58,110, $38,290 and $113,000, respectively, and decreases in accounts receivable, rent receivable, and maintenance deposits of $71,160, $48,040, and $83,920, respectively.

The decrease in cash flow provided by investing activities was because the Company did not sell any aircraft during the first six months of 2002, versus one such sale during the same period in 2001. There were no cash inflows from financing activities in 2002 or 2001 because the Offering terminated in August 1997. The only cash outflow was for the principal prepayment of $1,000,000 which was made during the first quarter of 2002.

Outlook

As discussed above, in May 2002, the Trustee declared an "Event of Default" under the Trust Indenture. During June 2002, the Company's cash balances and title to the Company's aircraft were transferred to the Trustee, all of which are collateral for the notes obligation. Management of the Company's assets and extinguishment of the Company's Note liabilities is now the responsibility of the Trustee, and the Trustee has discretion as to the timing of the disposition of each asset. The Trustee could choose to sell an asset to a third party and immediately distribute the proceeds of such sale to the Noteholders. In order to achieve an immediate liquidation of the asset, however, the Trustee may have to accept a price that is substantially less than the net book value of the asset or lower than it would receive in a normal market sale. Alternatively, the Trustee could decide to continue to hold an asset for the benefit of Noteholders and collect rent for such asset until the underlying user lease expires, or until the Trustee determines that the asset can be sold at an acceptable price.

The lease for one asset expired during June 2002. Because the Trustee is now responsible for administering the lease for the aircraft, the Company has no knowledge of the status of that aircraft. The lease for the other asset expires during November 2002. If the Trustee were to retain the second asset until lease end, a total of approximately $60,000 could be collected under the lease; however, the amount of rental income received would nonetheless be insufficient to permit the Trustee to make net cash distributions to Noteholders at a rate of 10% per annum (the stated interest rate under the Notes) on unpaid Note principal.

Any distributions to Noteholders of sales and/or rent proceeds would be net of legal and administrative expenses incurred by the Trustee. Under the terms of the Trust Indenture, any final distribution to Noteholders upon sale of the last asset would consist first of accrued, but unpaid, interest on the Notes, and then principal.

Factors that May Affect Future Results

Event of Default; Ability to Maximize Returns. As discussed above, on May 2, 2002, the Trustee, Wells Fargo Bank Northwest, National Association, declared an Event of Default under the Trust Indenture. The Company transferred all of its assets to the Trustee for the benefit of the Noteholders in lieu of a foreclosure proceeding. The Company's assets securing the Indenture consist of the aircraft portfolio and leases and all remaining cash held by the Company. The Trustee will have the power to direct the disposition of the collateral with the goal of maximizing value to the Noteholders. This could entail an immediate or staged disposition of all the assets or retention of the assets on lease for the benefit of the Noteholders, or a combination thereof. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Noteholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio.

Re-lease of Assets or Sale. The ability to maximize return to the Noteholders on the remaining assets will depend upon general economic conditions and the speed of recovery of the air transport industry. The industry is currently experiencing a cyclical downturn which has been exacerbated greatly by the terrorist attacks of September 11, 2001 and their aftermath. As a result, there has been a severe reduction in air travel and less revenue and less demand for aircraft capacity by the major air carriers, particularly those that serve U.S. markets.

One of the assets is a regional aircraft leased to a U.S. regional freight carrier. The second is a jet engine leased to a Mexican regional air carrier. It is not clear whether and to what extent the current downturn will have on these lessees. If the lessees experience a corresponding downturn in their own businesses, they may be at risk of failure, and default under their respective leases. See "Risks Related to Regional Air Carriers", below.

Even if the lessees remain in compliance with their lease through expiration, the industry downturn may result in the lessees deciding not to renew the leases for an additional term. Any attempt to lease such aircraft to a new lessee, however, could also be impacted by the financial condition of the air travel industry. An unimproved or worsened industry financial condition would also tend to result in lower amounts realizable if assets if are sold upon return from the lessee (See "Leasing Risks" and "Ownership Risks", below).

Reporting Obligations. Since all of the assets were transferred to the Trustee for the benefit of the Noteholders, the Company has ceased doing business and intends to dissolve immediately following a final audit of its accounts. As the Trustee has assumed responsibility for remarketing the assets and distribution of the cash to the Noteholders, the Trustee will be the party reporting the status of such efforts to the Noteholders. Once the Company is dissolved, the Company intends to terminate its reporting obligations under the Securities Act and the Securities Exchange Act, including its periodic reports on Forms 10-QSB and 10-KSB. The Trustee will not be required to make similar filings; however, it has indicated its intent to keep the Noteholders apprised of developments with respect to its disposition of the assets that are collateral for the Notes.

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

Risks Related to Regional Air Carriers. Because the leases are with regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, and low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

Ownership Risks. The portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease.

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the owner may be limited in its ability to enforce remedies. The lessees are a small domestic and a foreign regional passenger airline, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the inability to collect rent under either lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the amount realizable from the asset. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the owner would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the owner would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the owner's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

International Risks. The portfolio currently includes a lease with a foreign air carrier. Leases with foreign lessees may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The owner could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the owner's interest in equipment and related leases. This could add difficulty in recovering an aircraft in the event that a foreign lessee defaults.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

None

 (b)     Reports on Form 8-K.

The Company filed a Report on Form 8-K on June 12, 2002 disclosing the Event of Default under the Trust Indenture for the 10% Secured Promissory Notes and the transfer of all assets of the Company to the Indenture Trustee, Wells Fargo Bank Northwest, National Association.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AEROCENTURY IV, INC.


Date:    August 13, 2002            By:    /s/ Neal D. Crispin
                                           -------------------------------
                                           Neal D. Crispin

                                   Title: President, Chief Financial Officer