Form 10QSB
period 2002-09-30
AEROCENTURY IV INC
filed 2002-11-14
CIK 1034237

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from             to
                                           -----------    ---------
Commission File Number:  333-22239


                              AeroCentury IV, Inc.
                 (Name of small business issuer in its charter)

               California                               94-3260392
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

      1440 Chapin Avenue, Suite 310
         Burlingame, California                              94010
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:                  (650) 340-1880
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

On November 14, 2002 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of November 14, 2002 the Issuer has 243,420 Shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               -----    -----

                              AEROCENTURY IV, INC.
                                  Balance Sheet
                               September 30, 2002
                                    Unaudited


                                     ASSETS

Prepaid expenses                                                  $       8,500
                                                                  -------------
Total assets                                                      $       8,500
                                                                  =============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Total liabilities                                                 $           -
                                                                  -------------

Preferred stock, no par value, 100,000 shares authorized,
     no shares issued and outstanding                                         -
Common stock, no par value, 500,000 shares authorized,
     243,420 shares issued and outstanding                              243,420
Accumulated deficit                                                   (234,920)
                                                                  -------------
Total shareholder's equity (net assets available for liquidation)         8,500
                                                                  -------------

Total liabilities and shareholder's equity                        $       8,500
                                                                  =============


The accompanying notes are an integral part of these statements.

                              AEROCENTURY IV, INC.
                            Statements of Operations

                                              For the Nine Months                     For the Three Months
                                              Ended September 30,                      Ended September 30,
                                             2002             2001                   2002             2001
                                             ----             ----                   ----             ----
                                                  Unaudited                                Unaudited
Revenues:

     Rent income                        $     133,330     $     233,950                     -           75,000
     Gain on sale of aircraft                       -           113,000                     -                -
     Interest income                            3,250            44,700                     -           12,140
                                        -------------     -------------         -------------    -------------
                                              136,580           391,650                     -           87,140
                                        -------------     -------------         -------------    -------------

Expenses:

     Depreciation                              51,650            87,160                     -           29,050
     Amortization                             255,270            57,440                     -           19,150
     Maintenance                                    -             8,260                     -            8,260
     Interest                                 185,290           365,180                     -          121,730
     Management fees                                -            73,030                     -           24,340
     Professional fees and
        general and administrative             73,550            14,960                 1,510            5,330
                                        -------------     -------------         -------------    -------------

                                              565,760           606,030                 1,510          207,860
                                        -------------     -------------         -------------    -------------

Loss before taxes                           (429,180)         (214,380)               (1,510)        (120,720)

Tax provision                                     800               800                     -                -
                                        -------------     -------------         -------------    -------------

Loss before extraordinary item              (429,980)         (215,180)               (1,510)        (120,720)

Extraordinary item, less applicable
  income taxes of $0                        2,765,280                 -                     -                -
                                        -------------     -------------         -------------    -------------

Net income/(loss)                       $   2,335,300     $   (215,180)         $     (1,510)    $   (120,720)
                                        =============     =============         =============    =============
Weighted average common
     shares outstanding                       243,420           243,420               243,420          243,420
                                        =============     =============         =============    =============

Basic income/(loss) per common share:
Loss from continuing operations         $      (1.77)     $      (0.88)         $      (0.01)    $      (0.50)
Extraordinary item                              11.36                 -                     -                -
                                        -------------     -------------         -------------    -------------
                                        $        9.59     $      (0.88)         $      (0.01)    $      (0.50)
                                        =============     =============         =============    =============

The accompanying notes are an integral part of these statements.

                              AEROCENTURY IV, INC.
                            Statements of Cash Flows

                                                                 For the Nine Months Ended September 30,
                                                                       2002                  2001
                                                                       ----                  ----
                                                                                Unaudited
Net cash used by operating activities                             $    (114,420)        $   (195,590)
                                                                  --------------        -------------

Investing activity -
     Proceeds from disposal of assets                                          -              283,000
                                                                  --------------        -------------
Net cash provided by investing activities                                      -              283,000
                                                                  --------------        -------------

Financing activity -
     Repayment on medium-term secured notes                          (1,000,000)                    -
                                                                  --------------        -------------
Net cash used by financing activities                                (1,000,000)                    -
                                                                  --------------        -------------

Net (decrease)/increase in cash                                      (1,114,420)               87,410

Cash, beginning of period                                              1,114,420            1,193,140
                                                                  --------------        -------------

Cash, end of period                                               $            -        $   1,280,550
                                                                  ==============        =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
                                                                            2002                 2001
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $            -        $     365,180
     Income taxes                                                            800                  800

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

         Because it is highly likely that the Company cannot continue as a going concern, liquidation accounting has been applied to these financial statements. The Company's bank account was closed and the money transferred to the Trustee in July 2002. The Company expects to dissolve immediately following the disposition of all of its former assets, now owned by the Trustee, who is responsible for their disposition and distribution of net proceeds to the Noteholders.

         On October 2, 2002, the Company filed a Form 15 with the Securities and Exchange Commission terminating its periodic reporting pursuant to Rule 12h-3(b)(1)(ii) under the Securities Exchange Act of 1934.

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

                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

3.       Medium-Term Secured Notes (continued)

         In connection with the transfer of the Company's assets to the Trustee, the Company removed the Notes obligation from its books during June 2002 and recorded an extraordinary gain of $2,765,280, net of taxes of $0. The Company expects to dissolve during the fourth quarter of 2002, or in early 2003.

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                             2002              2001
                                                                                             ----              ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800               800
                                                                                    -------------    --------------
              Current tax provision                                                           800               800
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                     409,090          (76,010)
              State                                                                         1,020             (720)
                                                                                    -------------    --------------
              Deferred benefit                                                            410,110          (76,730)
              Change in valuation allowance                                             (410,110)            76,730
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $          800
                                                                                    =============    ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                           2002             2001

         Income tax benefit at statutory federal income tax rate                    $     794,790    $     (48,060)
         State taxes net of federal benefit                                                   870             (120)
         Prior year adjustment                                                                  -          (27,750)
         Discharge of indebtedness excluded from taxable income                         (384,750)                 -
         Change in valuation allowance                                                  (410,110)            76,730
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $          800
                                                                                    =============    ==============



                              AEROCENTURY IV, INC.
                          Notes to Financial Statements

4.       Income Taxes (continued)

         Temporary differences and carryforwards, which gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 2002 are as follows:

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

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC was entitled to a quarterly management fee equal to 0.5% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. Due to the default discussed in Notes 1, 3, 6 and 7, no management fees were accrued during the first six months of 2002. In the first nine months of 2001, the Company accrued a total of $73,030 in management fees to JMC.

         JMC was also entitled to an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees were not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee could not exceed the fair market value of the asset based on appraisal. JMC could also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which were payable to third parties. During the first six months of 2002 and 2001, no acquisition fees or reimbursements for Chargeable Acquisition Expenses were paid as the Company did not acquire additional assets. No remarketing fees were paid to JMC during the first nine months of 2002. During the first nine months of 2001, remarketing fees of $2,550 were paid to JMC in connection with the sale of aircraft.

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

7.       Default on Notes and Plan for Dissolution

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

         Because it is highly unlikely that the Company can continue as a going concern, liquidation accounting has been applied to these financial statements. The Company's bank account was closed and the money transferred to the Trustee in July 2002. The Company expects to dissolve during the fourth quarter of 2002, or in early 2003.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding: the Company's beliefs, plans, objectives, expectations and intentions regarding: collection of intercompany tax receivables under its tax sharing agreement, and the anticipated dissolution of the Company in the third quarter of 2002 or in early 2003 are forward looking statements. While the company believes that such statements are accurate, actual results may differ due to future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

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

Results of Operations

The Company recorded net income of $2,335,300 or $9.59 per share, including an extraordinary gain of $2,765,280 or $11.36 per share, and net loss of ($215,180) or ($0.88) per share for the nine months ended September 30, 2002 and 2001, respectively, and net loss of ($1,510) or ($0.01) per share and net loss of ($120,720) or ($0.50) per share for the three months ended September 30, 2002 and 2001, respectively.

Rental income was approximately $101,000 and $75,000 lower in the nine months and three months ended September 30, 2002, respectively, versus the same periods in the prior year primarily because ownership of the Company's assets and the related revenues were transferred to the Trustee on June 10, 2002. Gain on sale of aircraft was approximately $113,000 lower in the nine month of 2002 because there were no asset sales during 2002, versus one such sale during 2001.

Interest income was approximately $41,000 and $12,000 lower in the nine month and three month periods, respectively, of 2002 due to lower cash balances and lower interest rates.

As a result of the transfer of the Company's assets to the Trustee on June 10, 2002, depreciation expense was approximately $36,000 lower in the nine months ended September 30, 2002 versus the same period in the prior year. Amortization expense was higher by approximately $198,000 in the nine month period of 2002 due to the Company recording expense for the remaining organization costs at the time of the asset transfer. Interest expense was approximately $180,000 lower in the nine month period of 2002 due to the principal repayment made on the Company's secured notes during February 2002 and the cessation of interest expense upon the asset transfer. Management fees were approximately $73,000 lower in the nine month period of 2002 because JMC stopped charging a management fee to the Company as of January 1, 2002 due to the Company's Event of Default under the Trust Indenture. Professional fees and general and administrative expenses were approximately $59,000 higher in the nine months ended September 30, 2002, respectively, than in the same periods of 2001 as a result of legal and administrative costs incurred by the Trustee in connection with the Event of Default. Due to the transfer of the Company's assets to the Trustee on June 10, 2002, the Company recorded no depreciation, amortization, maintenance, interest or management fee expenses during the three months ended September 30, 2002.

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

The Company sold several of its aircraft, which were returned from defaulted lessees, during 2000 and 2001. Such sales were earlier than anticipated, but were determined by the Company to be more beneficial to the Noteholders than incurring the necessary maintenance expense to re-lease the aircraft to new lessees. The proceeds received from the sales, however, were less than was expected and insufficient to purchase additional Income Producing Assets. Since the Trust Indenture precludes the Company from using sales proceeds to fund interest payments, after consultation with, and with the consent of, the Trustee, on December 15, 2001, the Company's Board of Directors approved a resolution authorizing a prepayment of $1,000,000 of principal to the Noteholders during the first quarter of 2002. The Company made such prepayment during February 2002. After the principal prepayment made during February 2002, the Company had Notes outstanding with an aggregate principal face value of $3,869,000. Including the February 2002 principal prepayment and all interest paid to date, the Company has paid to Noteholders an aggregate of approximately 63% of the face value of the Notes.

The Company's decrease in cash flow used by operations from 2001 to 2002 was due primarily to the effect of the change in interest payable.

Specifically, the Company's cash flow from operations for the nine months ended September 30, 2002 consisted of net income of $2,335,300 and adjustments consisting primarily of depreciation, amortization and an extraordinary gain of $51,650, $255,270 and $2,716,850, respectively, and decreases in cash classified as deposits, accounts receivable, prepaid expenses, interest payable, maintenance deposits, and security deposits of $95,780, $128,510, $57,750, $81,150, $204,300, and $20,000, respectively.

Specifically, the Company's cash flow from operations for the nine months ended September 30, 2001 consisted of a net loss of ($215,180) and adjustments consisting primarily of depreciation, amortization and gain on sale of $87,160, $57,440 and $113,000, respectively, and decreases in accounts receivable, rent receivable, accounts payable and maintenance deposits of $69,590, $43,040, $51,360 and $74,910, respectively.

The decrease in cash flow provided by investing activities was because the Company did not sell any aircraft during the first nine months of 2002, versus one such sale during the same period in 2001. There were no cash inflows from financing activities in 2002 or 2001 because the Offering terminated in August 1997. The only cash outflow was for the principal prepayment of $1,000,000 which was made during the first quarter of 2002.

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

Reporting Obligations. Since all of the assets were transferred to the Trustee for the benefit of the Noteholders, the Company has ceased doing business and intends to dissolve in the fourth quarter of 2002 or in early 2003. As the Trustee has assumed responsibility for remarketing the assets and distribution of the cash to the Noteholders, the Trustee will be the party reporting the status of such efforts to the Noteholders. The Company has terminated its reporting obligations under the Securities Act and the Securities Exchange Act, including its periodic reports on Forms 10-QSB and 10-KSB effective as of October 2, 2002. The Trustee will not be required to make similar SEC filings; however, it has indicated its intent to keep the Noteholders apprised of developments with respect to its disposition of the assets that are collateral for the Notes.

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

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

 Exhibit
 Number                                Description

  99.1 Certification of Neal D. Crispin, President, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



 (b)     Reports on Form 8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AEROCENTURY IV, INC.


Date:    November 14, 2002          By:    /s/ Neal D. Crispin
                                           -------------------------------
                                           Neal D. Crispin

                                    Title: President, Chief Financial Officer

                                  CERTIFICATION


I, Neal D. Crispin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AeroCentury IV, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                    /s/ Neal D. Crispin
                                           -------------------------------
                                            Neal D. Crispin
                                            President, Chief Financial Officer

                                                                 Exhibit 99.1

                              AEROCENTURY IV, INC.

                    Certification of Chief Executive Officer
                  pursuant to 18 U.S.C. Section 1350 as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with this quarterly report of AeroCentury IV, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Neal
D. Crispin, President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

              (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

              (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.



Date: November 14, 2002                     /s/  Neal D. Crispin
                                           -------------------------------
                                            Neal D. Crispin
                                            President, Chief Financial Officer